Form 10-Q
period 1995-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1995-05-04
CIK 839638

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        March 31, 1995


                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
Commission File Number                    33-24235



         SECURED INVESTMENT RESOURCES FUND, L.P. III
      (Exact name of registrant as specified in its charter)


                Missouri                          48-6291172
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


   5453 W. 61st Place, Mission, Kansas               66205
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,                  (913) 384-5700
including area code

Securities registered pursuant to Section 12(b) of the Act:

                           None

Securities registered pursuant to Section 12(g) of the Act:

          Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes    X     No

              SECURED INVESTMENT RESOURCES FUND, L.P. III






                                        Index


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- March 31, 1995
           and December 31, 1994                             3-4

          Statements of Operations -- Three
           Months Ended March 31, 1995 and 1994               5

          Statements of Partnership Capital --
           Three Months Ended March 31, 1995 and
           the Years Ended December 31, 1994 and 1993         6

          Statements of Cash Flows -- Three Months
           Ended March 31, 1995 and 1994                      7

          Notes to Financial Statements                      8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    11-12

   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   13

Item 2.   Changes in Securities                               13

Item 3.   Defaults Upon Senior Securities                     13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   13

Item 5.   Other Information                                   13

Item 6.   Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                    14

PART I.   FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

              SECURED INVESTMENT RESOURCES FUND, L.P. III

        BALANCE SHEETS


                                        March 31,
                                          1995      December 31,
                                      (Unaudited)       1994
 ASSETS

 INVESTMENT PROPERTIES
   Land and buildings                 $14,540,394    $14,539,780
   Furniture, fixtures, and equipment   1,262,874      1,235,233
                                       15,803,268     15,775,013
   Less accumulated depreciation        3,819,058      3,695,423
                                       __________     __________
                                       11,984,210     12,079,590

 RESTRICTED DEPOSIT
   Certificate of Accrual on
     Treasury Security                    778,776        762,531


 OTHER ASSETS
   Cash                                   230,932        144,737
   Rents and other receivables, less
     allowance of $9,800 in 1995 and
     $7,814 in 1994                        64,383         51,184
   Prepaid expenses and deposits           29,077         49,317
     Due from related parties--Notes
       D and E
         Note Receivable                  607,104        607,104
         Syndication Costs                483,419        483,419
     Debt issuance costs, net of
       accumulated amortization of
       $27,292 in 1995 and $26,042
       in 1994                             47,708         48,958
                                        __________     __________
                                        1,462,623      1,384,719
                                       __________     __________
                                    $  14,225,609   $ 14,226,840

              SECURED INVESTMENT RESOURCES FUND, L.P. III

                                        March 31,
                                           1995     December 31,
                                      (Unaudited)       1994

 LIABILITIES AND PARTNERSHIP DEFICIT

   Mortgage debt--Note B             $ 13,733,570    $13,737,201
    Notes payable - insurance               ---            9,833
    Accounts payable and
     accrued expenses                     579,331        586,076
   Accrued interest                       427,263        347,175
   Unearned revenue                        11,658          9,959
   Tenant security deposits                76,183         72,459

     TOTAL LIABILITIES                  4,828,005     14,762,703

 PARTNERSHIP DEFICIT

   General Partners
     Capital contributions                  2,000          2,000
     Partnership deficit                  (45,179)       (44,514)
                                       __________     __________
                                          (43,179)       (42,514)
     Limited Partners
       Capital contributions            3,915,084      3,915,084
       Partnership deficit             (4,474,301)    (4,408,433)
                                       __________     __________
                                         (559,217)      (493,349)
 TOTAL PARTNERSHIP DEFICIT               (602,396)      (535,863)
                                       __________     __________
                                    $  14,225,609   $ 14,226,840




 See notes to financial statements.

              SECURED INVESTMENT RESOURCES FUND, L.P. III

        STATEMENTS OF OPERATIONS (Unaudited)


                                             Three Months Ended
                                                   March 31,
                                             1995           1994
 REVENUES
   Rents                               $  618,075     $  538,583
   Interest                                30,310         23,703
                                       __________     __________
                                          648,385        562,286


 OPERATING AND
  ADMINISTRATIVE EXPENSES
   Property operating
    expenses                              296,341        259,839
   General and
    administrative
    expenses                               16,845         17,407
   Professional services                    9,764         27,597
   Management Fees                         30,612         27,139
                                       __________     __________
                                          353,562        331,982

   NET OPERATING INCOME                   294,823        230,304

 NON-OPERATING EXPENSES
   Interest                               236,472        241,834
   Depreciation and
    amortization                          124,884        177,503
                                       __________     __________
                                          361,356        419,337

 PARTNERSHIP LOSS                      $  (66,533)   $  (189,033)

 Allocation of loss:
   General Partners                          (665)        (1,890)
   Limited Partners                       (65,868)      (187,143)
                                       __________     __________
                                       $  (66,533)   $  (189,033)

 Partnership loss per
  limited partnership
   unit                                $   ( 6.80)   $    (19.32)




        See notes to financial statements.

              SECURED INVESTMENT RESOURCES FUND, L.P. III

        STATEMENTS OF PARTNERSHIP DEFICIT




        Three Months Ended March 31, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993


                                   General    Limited
                                  Partners    Partners   Total

 Balances at January 1, 1993    $  (30,420)    703,971   673,551

 Partnership loss                   (5,810)   (575,230) (581,040)

 Balances at December 31, 1993     (36,230)    128,741    92,511

 Partnership loss                   (6,284)   (622,090) (628,374)

 Balances at December 31, 1994     (42,514)   (493,349) (535,863)

 Partnership loss                     (665)    (65,868)  (66,533)

 Balances at March 31, 1995    $   (43,179)   (559,217) (602,396)




 See notes to financial statements.

              SECURED INVESTMENT RESOURCES FUND, L.P. III

        STATEMENTS OF CASH FLOWS (Unaudited)
                                             Three Months Ended
                                                  March 31,
                                              1995          1994
 OPERATING ACTIVITIES
   Partnership loss                       $ ( 66,533)  (189,033)
   Adjustments to reconcile
     partnership loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and
         amortization                        124,884    177,503
   Provision for losses on rents
      and other receivables                    2,911      6,500
   Changes in assets and liabilities:
      Rent and other receivables             (16,110)   (12,147)
      Prepaid expenses and deposits           20,241    ( 3,613)
      Note payable - insurance               ( 9,833)      ---
      Accounts payable and
        accrued expenses                     ( 6,745)    53,801
      Accrued interest                        80,089    (99,645)
      Unearned revenue                         1,699      5,433
      Tenant security deposits                  3,72    ( 4,475)

 NET CASH PROVIDED BY OPERATING ACTIVITIES   134,327    (65,676)

 INVESTING ACTIVITIES
   Purchase of and improvements to
     investment properties                   (28,256)   ( 9,598)
   Interest earned on certificate
     of accrual on Treasury Security         (16,245)   (12,796)

 NET CASH (USED IN) INVESTING ACTIVITIES     (44,501)   (22,394)

 FINANCING ACTIVITIES
     Principal payments on
     long-term borrowings                    ( 3,631)   (10,210)

 NET CASH (USED IN) FINANCING ACTIVITIES     ( 3,631)   (10,210)

 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            89,195    (98,280)

 CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                  144,737    194,104

 CASH AND CASH EQUIVALENTS END
  OF PERIOD                              $   230,932  $  95,824

See notes to financial statements.

              SECURED INVESTMENT RESOURCES         FUND, L.P. III

        NOTES TO FINANCIAL STATEMENTS (Unaudited)

        March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                       March 31,    December 31,
                                          1995          1994

 Collateralized by Investment
   Property
   KC Club Apartments                $ 4,462,420    $ 4,466,051
   Greenhills Bicycle Club
     Apartments                        9,271,150      9,271,150
                                      __________     __________
                                     $13,733,570    $13,737,201

Interest paid totaled $156,384 and $322,200 during the first quarter of 1995 and 1994, respectively.

NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
   PARTY TRANSACTIONS

Affiliates of the General Partners are entitled to receive payments from the Partnership for management and other services. Specs, Inc. (a corporation in which the General Partner has a minority interest) receives property management fees for providing property management services and direct cost reimbursements based upon time allocated to performing certain Partnership functions. Amounts paid by the Partnership to affiliates of the General Partners are as follows:

NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
   PARTY TRANSACTIONS--CONT'D.


                                               March 31,
                                                1995
1994
Property management fees                $   30,612    $  27,139

The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due for the years ending December 31, 1994 or 1993

NOTE D--RELATED PARTY--RECEIVABLES
On April 12, 1995, the Hoyt Partners III, L.P. executed a note in the amount of $522,004. This note consolidated several smaller notes. The 1994 interest earnings of $44,821 are expected to be received in the second quarter of 1995. Principal repayments of $35,000 per year plus 9% interest will begin on December 31, 1995. Funds advanced to Secured Investment Resources Fund, L.P. will be repaid at the rate of $3,000 per month beginning May 1, 1995 including 9% interest.

Amounts due from related parties consist of the following:

                                     March 31,   December 31,
                                         1995           1994

 Hoyt Partners III, L.P.         $    522,004   $    522,004
 Secured Investment Resources
   Fund, L.P.                          85,100         85,100
                                   __________     __________
                                 $    607,104   $    607,104

Because of many factors, the Partnership did not raise the level of capital anticipated during the offering period. As a result, syndication and acquisition costs exceeded the amount allowed per the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees.

NOTE E--SYNDICATION COSTS AND ACQUISITION FEES

Hoyt Partners III, L.P., a General Partner of the Partnership (or its assignee) has been paid an acquisition fee of $680,000. This fee was for selecting, evaluating, negotiating and closing services on the acquisition of KC Club Apartments and Greenhills Bicycle Club Apartments. As stated in the Prospectus, acquisition fees may not exceed 11.5% of the gross proceeds of limited partnership interests issued ($556,888). The General Partners are obligated to reimburse these excess costs/fees.

                                     March 31,   December 31,
                                         1995           1994
 General Partners--Excess
   Syndication Costs:
     Paid by the Partnership      $    365,057   $   365,057
     Excess acquisition fees           118,362       118,362
                                     _________     _________
      Total                       $    483,419   $   483,419


NOTE F--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.







        (The remainder of this page intentionally left blank.)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Total revenues for the first quarter increased $79,000 (14.8%) when compared to the same quarter in 1994. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with few rent concessions, and should continue through the remainder of 1995 and into 1996.

Due to the higher rental rates, the properties have experienced a higher turnover rate, resulting in higher operating expenses. Operating and administrative expenses increased $22,000 (6.5%) when comparing first quarter's results with the same period of 1994. Property operating expenses increased $37,000 (14.1%) due to increased repair, contracted services and payroll expenses. Professional services declined $18,000 when compared to the first quarter of last year because of lower use of legal services. Interest expense declined $5,000 primarily due to a reduced amount of delinquent real estate taxes on Bicycle Club Apartments. Depreciation and amortization declined $53,000 from the first quarter of last year, due to the fact that older assets are becoming fully depreciated.

The Partnership anticipates that the operating results for the first quarter will be approximate the performance for the remaining three quarters.

Liquidity and Capital Resources

During the first quarter of 1995, $134,000 of working capital was provided by operations, $44,000 was consumed in investing activities and $4,000 was used for debt repayment. The partnership has used this increased cash to reduce delinquent real estate taxes and make some capital improvements to the properties.

The Partnership is currently past due on the mortgage secured by K C Club apartments. Cash generated by increased occupancy will be used to service this mortgage. The second mortgage at Bicycle Club Apartments matured on October 15, 1994. The General Partner is currently negotiating with the lender on this mortgage for a loan modification and extension.

Beginning May 1, 1995, the partnership will begin receiving
$3,000 per month as repayment of funds advanced to Secured Investment Resources Fund, L.P. Prior to 1995, the Partnership loaned funds via a note receivable to the Corporate General Partner, Hoyt Partners III, L.P. The Partnership is scheduled to receive an annual $35,000 principal reduction on this note plus interest at 9% beginning December 31, 1995. These notes, however,

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Cont'd.


Liquidity & Capital Resources


are due on demand and are available to fund working capital needs of the Partnership, as considered necessary by the General Partners.

Based upon the above, General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvments reserves are in place.





        (The remainder of this page intentionally left blank.)

PART II. OTHER INFORMATION


  Item 1.   LEGAL PROCEEDINGS

            None.

  Item 2.   CHANGES IN SECURITIES

            Inapplicable.

  Item 3.   DEFAULTS UPON SENIOR SECURITIES

            None.

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Inapplicable.

  Item 5.   OTHER INFORMATION

            Inapplicable.

  Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None.
            (b)   Reports on Form 8-K
                  The Partnership filed no report on Form 8-K during the Quarter ended March 31, 1995.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURED INVESTMENT RESOURCES FUND, L.P. III
                        A Missouri Limited Partnership
                           (Registrant)





                            By:        /s/ James R. Hoyt
                                      James R. Hoyt
                                as Individual General Partner


                            Date:  April 30, 1995



                            By:  Hoyt Partners III, L.P.
                                 as General Partner


                            By:        /s/ James R. Hoyt
                                       James R. Hoyt
                                 as Individual General Partner


                            Date:  April 30, 1995