Form 10-Q
period 1995-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1995-08-18
CIK 839638

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        June 30, 1995

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


                                        Index


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- June 30, 1995
           and December 31, 1994                             3-4

          Statements of Operations -- Three and Six
           Months Ended June, 1995 and 1994                   5

          Statements of Partnership Capital --
           Six Months Ended June 30, 1995 and
           the Years Ended December 31, 1994 and 1993         6

          Statements of Cash Flows -- Six Months
           Ended June 30, 1995 and 1994                       7

          Notes to Financial Statements                      8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    11-12
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   13

Item 2.   Changes in Securities                               13

Item 3.   Defaults Upon Senior Securities                     13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   13

Item 5.   Other Information                                   13

Item 6.   Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                    14

      PART I.   FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      BALANCE SHEETS

                                                June 30,
                                                  1995         December 31,
                                               (Unaudited)         1994

      ASSETS

      INVESTMENT PROPERTIES
        Land and buildings                    $  14,557,719    $  14,539,780
        Furniture, fixtures, and equipment        1,299,883        1,235,233
                                                 ----------       ----------
                                                 15,857,602       15,775,013
        Less accumulated depreciation             3,942,692        3,695,423
                                                 ----------       ----------
                                                 11,914,910       12,079,590
                                                 ----------       ----------
      RESTRICTED DEPOSIT
        Certificate of Accrual on
          Treasury Security                         795,020          762,531
                                                 ----------       ----------

      OTHER ASSETS
        Cash                                        306,796          144,737
        Rents and other receivables, less
          allowance of $10,950 in 1995 and
          $7,814 in 1994                             75,201           51,184
        Prepaid expenses and deposits                20,977           49,317
        Due from related parties--Notes
          D and E
            Note Receivable                         593,384          607,104
            Syndication Costs                       483,419          483,419
        Debt issuance costs, net of
          accumulated amortization of
          $28,542 in 1995 and $26,042
          in 1994                                    46,458           48,958
                                                 ----------       ----------


                                                  1,526,235        1,384,719
                                                 ----------       ----------

                                              $  14,236,165    $  14,226,840
                                                 ----------       ----------

      SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                 June 30,
                                                  1995          December 31,
                                               (Unaudited)          1994

      LIABILITIES AND PARTNERSHIP DEFICIT

        Mortgage debt--Note B                 $  13,705,124    $  13,737,201
        Notes payable - insurance                     ---              9,833
        Accounts payable and
          accrued expenses                          816,362          586,076
        Accrued interest                            291,247          347,175
        Unearned revenue                             16,974            9,959
        Tenant security deposits                     81,112           72,459
                                                 ----------       ----------
          TOTAL LIABILITIES                      14,910,819       14,762,703
                                                 ----------       ----------
      PARTNERSHIP DEFICIT

        General Partners
          Capital contributions                       2,000            2,000
          Partnership deficit                       (45,902)         (44,514)
                                                 ----------       ----------
                                                    (43,902)         (42,514)
                                                 ----------       ----------
        Limited Partners
          Capital contributions                   3,915,084        3,915,084
          Partnership deficit                    (3,284,332)      (4,408,433)
                                                 ----------       ----------
                                                   (630,752)        (493,349)
                                                 ----------       ----------
      TOTAL PARTNERSHIP DEFICIT                    (674,654)        (535,863)
                                                 ----------       ----------
                                              $  14,236,165    $  14,226,840
                                                 ----------       ----------




      See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      STATEMENTS OF OPERATIONS (Unaudited)

                             Six Months Ended           Three Months Ended
                                 June 30,                     June 30,
                          1995             1994          1995         1994
   REVENUES
     Rents              $ 1,278,546    $ 1,118,798    $  660,471   $  580,215
     Interest                49,823         30,396        19,513        6,693
                          ---------      ---------     ---------    ---------
                          1,328,369      1,149,194       679,984      586,908
                          ---------      ---------     ---------    ---------

   OPERATING AND
    ADMINISTRATIVE EXPENSES
     Property operating
      expenses              622,033        583,657       325,692      304,539
     General and
      administrative
      expenses               35,256         30,377        18,411       12,970
     Professional services   21,246         47,876        11,482       20,279
     Management Fees         63,791         55,561        33,180       28,422
                          ---------      ---------     ---------    ---------
                            742,326        717,471       388,765      366,210
                          ---------      ---------     ---------    ---------

     NET OPERATING INCOME   586,043        431,723       291,219      220,698

   NON-OPERATING EXPENSES
     Interest               475,064        444,903       238,592      222,348
     Depreciation and
      amortization          249,770        353,723       124,886      176,220
                          ---------      ---------     ---------    ---------
                            724,834        798,626       363,478      398,568
                          ---------      ---------     ---------    ---------
   PARTNERSHIP LOSS    $   (138,791)   $  (366,903)   $  (72,259)  $ (177,870)
                          ---------      ---------     ---------    ---------

   Allocation of loss:
     General Partners        (1,388)        (3,669)         (723)      (1,779)
     Limited Partners      (137,403)      (363,234)      (71,536)    (176,091)
                          ---------      ---------     ---------    ---------

                       $   (138,791)   $  (366,903)   $  (72,259)  $ (177,870)
                          ---------      ---------     ---------    ---------

   Partnership loss per
    limited partnership
     unit              $     (14.19)   $    (37.50)   $   ( 7.39)  $   (18.18)
                          ---------      ---------     ---------    ---------


      See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      STATEMENTS OF PARTNERSHIP DEFICIT

     Six Months Ended June 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993

                                        General       Limited
                                        Partners      Partners        Total


   Balances at January 1, 1993         $   (30,420)  $   703,971   $   673,551

   Partnership loss                         (5,810)     (575,230)     (581,040)
                                           --------     --------      --------

   Balances at December 31, 1993           (36,230)      128,741        92,511

   Partnership loss                         (6,284)     (622,090)    (628,374)
                                           --------     --------      --------

   Balances at December 31, 1994           (42,514)     (493,349)    (535,863)

   Partnership loss                         (1,388)     (137,403)    (138,791)
                                           --------     --------      --------

   Balances at June 30, 1995           $   (43,902)  $  (630,752)   $(674,654)
                                           --------     --------      --------




     See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      STATEMENTS OF CASH FLOWS (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                      1995          1994
      OPERATING ACTIVITIES
        Partnership loss                           $ (138,791)   $ (366,903)
        Adjustments to reconcile
          partnership loss to net
          cash provided by (used in)
          operating activities:
            Depreciation and
              amortization                             249,770      353,723
        Provision for losses on rents
           and other receivables                         3,136          ---
        Changes in assets and liabilities:
           Rent and other receivables                  (27,153)      15,455
           Prepaid expenses and deposits                28,339       14,324
           Note payable - insurance                    ( 9,833)         ---
           Accounts payable and
             accrued expenses                          230,287       99,903
           Accrued interest                            (55,927)      31,663
           Unearned revenue                              7,014        1,386
           Tenant security deposits                      8,653          641
                                                       -------     --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES        295,495      150,192
                                                       -------     --------
      INVESTING ACTIVITIES
        Purchase of and improvements to
          investment properties                        (82,589)     (29,894)
        Interest earned on certificate
          of accrual on Treasury Security              (32,489)     (25,592)
                                                       -------     --------

      NET CASH (USED IN) INVESTING ACTIVITIES         (115,078)     (55,486)
                                                       -------     --------
      FINANCING ACTIVITIES
          Principal payments on
          long-term borrowings                         (32,076)     (20,578)
          Note Receivable from Related Party            13,718       10,415
                                                       -------     --------

      NET CASH (USED IN) FINANCING ACTIVITIES          (18,358)    ( 10,163)
                                                       -------     --------
      INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                162,059       84,543

      CASH AND CASH EQUIVALENTS BEGINNING
       OF PERIOD                                       144,737      194,104
                                                       -------     --------
      CASH AND CASH EQUIVALENTS END
       OF PERIOD                                   $   306,796   $  278,647
                                                       -------     --------
      See notes to financial statements.

      SECURED INVESTMENT RESOURCES  FUND, L.P. III


      NOTES TO FINANCIAL STATEMENTS (Unaudited)

      June 30, 1995
      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

      NOTE B--MORTGAGE DEBT

      Mortgage debt consists of the following:

                                           June 30,     December 31,
                                             1995          1994

      Collateralized by Investment
        Property
          KC Club Apartments             $ 4,433,974    $ 4,466,051
          Greenhills Bicycle Club
            Apartments                     9,271,150      9,271,150
                                          ----------     ----------
                                         $13,705,124    $13,737,201
                                          ----------     ----------
      Interest paid totaled $530,991 and $413,240 during the first half of 1995 and 1994, respectively.

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

      NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
         PARTY TRANSACTIONS--CONT'D.

                                                       June 30,
                                                 1995            1994

      Property management fees                $   63,791      $   55,561
                                                  ------          -------
      The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due for the years ending December 31, 1994 or 1993.

      NOTE D--RELATED PARTY--RECEIVABLES
      On April 12, 1995, the Hoyt Partners III, L.P. executed a note in the amount of $522,004. This note consolidated several smaller notes. The 1994 interest earnings of $44,821 are expected to be received in the third quarter of 1995. Principal repayments of $35,000 per year plus 9% interest will begin on December 31, 1995. Funds advanced to Secured Investment Resources Fund, L.P. will be repaid at the rate of $3,000 per month beginning May 1, 1995 including 9% interest.

      Amounts due from related parties consist of the following:

                                           June 30,     December 31,
                                             1995           1994

      Hoyt Partners III, L.P.            $    511,033   $    522,004
      Secured Investment Resources
        Fund, L.P.                             82,351         85,100
                                              -------        -------
                                         $    593,384   $    607,104
                                              -------        -------
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

                                                June 30,     December 31,
                                                  1995           1994
      General Partners--Excess

        Syndication Costs:
          Paid by the Partnership             $    365,057   $   365,057
          Excess acquisition fees                  118,362       118,362
                                                   -------       -------

           Total                              $    483,419   $   483,419
                                                   -------       -------


      NOTE F--CASH DISTRIBUTIONS

      No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.





      (The remainder of this page intentionally left blank.)

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

           Results of Operations

           Total revenues for the first six months increased $179,000 (15.6%) when compared to the same period in 1994. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1995 and into 1996.

           Due to the higher rental rates, the properties have experienced a higher resident turnover rate, resulting in higher operating expenses. Operating and administrative expenses increased $43,255 (7.0%) when comparing first six months' results with the same period of 1994. Property operating expenses increased $38,000 (6.5%) due to increased repair, contracted services and payroll expenses. Professional services declined $27,000 (56%) when compared to the first six months of last year because of declined need for legal services.

           Interest expense increased $30,000 (6.8%) primarily due to the increase in the interest rates. Depreciation and amortization declined $104,000 (29.4%) from the first six months of last year, due to the fact that older assets are becoming fully depreciated. The Partnership anticipates that the operating results for the first six months will be approximate the performance for the remaining portion of the year.

           Liquidity and Capital Resources

           During the first six months of 1995, $295,495 of working capital was provided by operations, $83,000 was consumed in investing activities and $32,000 was used for debt repayment. The partnership has used this increased cash to reduce delinquent real estate taxes and make additional capital improvements to the properties.

           The Partnership is currently past due on the mortgage secured by K C Club apartments. Cash generated by increased occupancy will be used to service this mortgage. The second mortgage at Bicycle Club Apartments matured on October 15, 1994. The General Partner is currently negotiating with the lender on this mortgage for a loan modification and extension.

           As of May 1, 1995, the partnership began receiving $3,000 per month as repayment of funds advanced to Secured Investment Resources Fund, L.P. Prior to 1995, the Partnership loaned funds via a note receivable to the Corporate General Partner, Hoyt Partners III, L.P. The Partnership is scheduled to receive an annual $35,000

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations -- Cont'd.

           Liquidity & Capital Resources
           principal reduction on this note plus interest at 9% beginning December 31, 1995. These notes, however, are due on demand and are available to fund working capital needs of the Partnership, as considered necessary by the General Partners.

           Based upon the above, General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

           The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvements reserves are in place.





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

                          Inapplicable.

                Item 3.   DEFAULTS UPON SENIOR SECURITIES

                          None.

                Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                          HOLDERS

                          Inapplicable.

                Item 5.   OTHER INFORMATION

                          Inapplicable.

                Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                          (a)   Exhibits

                                None.

                          (b)   Reports on Form 8-K

                                The Partnership filed no report on Form 8-K during the Quarter ended June 30, 1995.

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


                            SECURED INVESTMENT RESOURCES FUND, L.P. III
                            A Missouri Limited Partnership
                            (Registrant)





                            By:
                                     James R. Hoyt
                                as Individual General Partner


                            Date:  August 15, 1995



                            By:  Hoyt Partners III, L.P.
                                 as General Partner


                            By:
                                     James R. Hoyt
                                as Individual General Partner


                            Date:  August 15, 1995