Form 10-Q
period 1995-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1995-11-16
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the quarter ended        September 30, 1995

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


                                           Index


        PART I.  FINANCIAL INFORMATION                              Page

        Item 1.   Financial Statements (Unaudited):

                  Balance Sheets -- September 30, 1995
                   and December 31, 1994                             3-4

                  Statements of Operations -- Three and Nine
                   Months Ended September, 1995 and 1994              5

                  Statements of Partnership Capital --
                   Nine Months Ended September 30, 1995 and
                   the Years Ended December 31, 1994 and 1993         6

                  Statements of Cash Flows -- Nine Months
                   Ended September 30, 1995 and 1994                  7

                  Notes to Financial Statements                      8-10

        Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                    11-12

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings                                   13

        Item 2.   Changes in Securities                               13

        Item 3.   Defaults Upon Senior Securities                     13

        Item 4.   Submission of Matters to a Vote of
                   Security Holders                                   13

        Item 5.   Other Information                                   13

        Item 6.   Exhibits and Reports on Form 8-K                    13


        SIGNATURES                                                    14

      PART I.   FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      BALANCE SHEETS
                                              September 30,
                                                  1995         December 31,
                                               (Unaudited)         1994
      ASSETS

      INVESTMENT PROPERTIES
        Land and buildings                    $  14,558,009    $  14,539,780
        Furniture, fixtures, and equipment        1,338,411        1,235,233
                                                 __________       __________
                                                 15,896,420       15,775,013
        Less accumulated depreciation             4,066,327        3,695,423
                                                 __________       __________
                                                 11,830,093       12,079,590
                                                 __________       __________
      RESTRICTED DEPOSIT
        Certificate of Accrual on
          Treasury Security                         811,264          762,531
                                                 __________       __________

      OTHER ASSETS
        Cash                                        531,818          144,737
        Rents and other receivables, less
          allowance of $8,500 in 1995 and
          $7,814 in 1994                             74,377           51,184
        Prepaid expenses, deposits and other         33,701           49,317
        Due from related parties--Notes
          D and E
            Note Receivable                         586,184          607,104
            Syndication Costs                       483,419          483,419
        Debt issuance costs, net of
          accumulated amortization of
          $29,792 in 1995 and $26,042
          in 1994                                    45,208           48,958
                                                 __________       __________

                                                  1,754,707        1,384,719
                                                 __________       __________

                                              $  14,396,064    $  14,226,840
                                                 __________       __________

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                              September 30,
                                                  1995          December 31,
                                               (Unaudited)          1994
      LIABILITIES AND PARTNERSHIP DEFICIT

        Mortgage debt--Note B                 $  13,693,550    $  13,737,201
        Notes payable - insurance                     ---              9,833
        Accounts payable and
          accrued expenses                          925,965          586,076
        Accrued interest                            421,125          347,175
        Unearned revenue                             18,243            9,959
        Tenant security deposits                     79,366           72,459
                                                 __________       __________
          TOTAL LIABILITIES                      15,138,249       14,762,703
                                                 __________       __________
      PARTNERSHIP DEFICIT

        General Partners
          Capital contributions                       2,000            2,000
          Partnership deficit                       (46,577)         (44,514)
                                                 __________       __________
                                                    (44,577)         (42,514)
                                                 __________       __________
        Limited Partners
          Capital contributions                   3,915,084        3,915,084
          Partnership deficit                    (4,612,692)      (4,408,433)
                                                 __________       __________
                                                   (697,608)        (493,349)
                                                 __________       __________
      TOTAL PARTNERSHIP DEFICIT                    (742,185)        (535,863)
                                                 __________       __________
                                              $  14,396,064    $  14,226,840
                                                 __________       __________


      See notes to financial statements.

   SECURED INVESTMENT RESOURCES FUND, L.P. III

   STATEMENTS OF OPERATIONS (Unaudited)


                             Nine Months Ended          Three Months Ended
                               September 30,               September  30,
                           1995             1994          1995         1994
  REVENUES
     Rents              $ 1,931,677    $ 1,700,163    $  653,131   $  581,365
     Interest                69,531         63,638        19,707       33,242
                          _________      _________      ________     ________
                          2,001,208      1,763,801       672,838      614,607
                          _________      _________      ________     ________
   OPERATING AND
    ADMINISTRATIVE EXPENSES
     Property operating
      expenses              929,181        874,937       307,147      291,280
     General and
      administrative
      expenses               51,895         42,751        16,640       12,374
     Professional services   46,994         64,412        25,747       16,536
     Management Fees         96,358         85,017        32,567       29,456
                          _________      _________      ________     ________
                          1,124,428      1,067,117       382,101      349,646
                          _________      _________      ________     ________

     NET OPERATING INCOME   876,780        696,684       290,737      264,961

   NON-OPERATING EXPENSES
     Interest               708,447        704,973       233,383      260,070
     Depreciation and
      amortization          374,655        530,456       124,885      176,733
                          _________      _________      ________     ________
                          1,083,102      1,235,429       358,268      436,803
                          _________      _________      ________     ________

   PARTNERSHIP LOSS    $   (206,322)   $  (538,745)   $  (67,531)  $ (171,842)
                          _________      _________      ________     ________
   Allocation of loss:
     General Partners        (2,063)        (5,387)         (675)      (1,718)
     Limited Partners      (204,259)      (533,358)      (66,856)    (170,124)
                          _________      _________      ________     ________
                       $   (206,322)   $  (538,745)   $  (67,531)  $ (171,842)
                          _________      _________      ________     ________
   Partnership loss per
    limited partnership
     unit              $     (21.09)   $    (55.07)   $    (6.90)  $   (17.57)
                          _________      _________      ________     ________


   See notes to financial statements.

   SECURED INVESTMENT RESOURCES FUND, L.P. III

   STATEMENTS OF PARTNERSHIP DEFICIT

   Nine Months Ended September 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993

                                        General       Limited
                                        Partners      Partners        Total

   Balances at January 1, 1993         $   (30,420)  $   703,971  $   673,551

   Partnership loss                         (5,810)     (575,230)    (581,040)
                                          _________      _______      ________
   Balances at December 31, 1993           (36,230)      128,741       92,511

   Partnership loss                         (6,284)     (622,090)    (628,374)
                                          _________      _______      ________

   Balances at December 31, 1994           (42,514)     (493,349)    (535,863)

   Partnership loss                         (2,063)     (204,259)    (206,322)
                                          _________      _______      ________
   Balances at September 30, 1995      $   (44,577)  $  (697,608)  $ (742,185)
                                          _________      _______      ________



  See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P. III

      STATEMENTS OF CASH FLOWS (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                      1995          1994
    OPERATING ACTIVITIES
        Partnership loss                           $  (206,322)  $ (538,745)
        Adjustments to reconcile
          partnership loss to net
          cash provided by (used in)
          operating activities:
            Depreciation and
              amortization                             374,654      530,456
        Provision for losses on rents
           and other receivables                           686        9,114
        Changes in assets and liabilities:
           Rent and other receivables                  (23,879)      14,670
           Prepaid expenses, deposits, and other        15,614      (15,185)
           Note payable - insurance                    ( 9,833)         ---
           Accounts payable and
             accrued expenses                          339,890      135,491
           Accrued interest                             73,951       (8,388)
           Unearned revenue                              8,284           90
           Tenant security deposits                      6,907          104
                                                      ________     ________
      NET CASH PROVIDED BY OPERATING ACTIVITIES        579,952      127,607
                                                      ________     ________
      INVESTING ACTIVITIES
        Purchase of and improvements to
          investment properties                       (121,407)     (54,607)
        Interest earned on certificate
          of accrual on Treasury Security              (48,733)     (38,389)
                                                      ________     ________
      NET CASH (USED IN) INVESTING ACTIVITIES         (170,140)     (92,996)
                                                      ________     ________
      FINANCING ACTIVITIES
          Principal payments on
          long-term borrowings                         (43,650)     (24,119)
          Note Receivable from Related Party            20,919        1,700
                                                      ________     ________
      NET CASH (USED IN) FINANCING ACTIVITIES          (22,731)     (22,419)
                                                      ________     ________
      INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                387,081       12,192

      CASH AND CASH EQUIVALENTS BEGINNING
       OF PERIOD                                       144,737      194,104
                                                      ________     ________
      CASH AND CASH EQUIVALENTS END
       OF PERIOD                                   $   531,818   $  206,296
                                                      ________     ________
      See notes to  financial statements.

SECURED INVESTMENT  RESOURCES FUND, L.P. III

      NOTES TO FINANCIAL STATEMENTS (Unaudited)

      September 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring ccruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

      NOTE B--MORTGAGE DEBT

      Mortgage debt consists of the following:

                                         September 30,  December 31,
                                             1995          1994
      Collateralized by Investment
        Property
          KC Club Apartments             $ 4,422,400    $ 4,466,051
          Greenhills Bicycle Club
            Apartments                     9,271,150      9,271,150
                                          __________     __________
                                         $13,693,550    $13,737,201
                                          __________     __________

      Interest paid totaled $634,497 and $713,361 during the first three quarters of 1995 and 1994, respectively.

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

      NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
         PARTY TRANSACTIONS--CONT'D.

                                                    September 30,
                                                 1995            1994

      Property management fees                $   96,358      $   85,017
                                                ________         _______

      The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due for the years ending December 31, 1994 or 1993.

      NOTE D--RELATED PARTY--RECEIVABLES
      On April 12, 1995, the Hoyt Partners III, L.P. executed a note in the amount of $522,004. This note consolidated several smaller notes.
      The 1994 interest earnings of $44,821 are expected to be received in the fourth quarter of 1995. Principal repayments of $35,000 per year plus 9% interest will begin on December 31, 1995. Funds advanced to Secured Investment Resources Fund, L.P. has begun to be repaid at the rate of $3,000 per month beginning May 1, 1995 including 9% interest.

      Amounts due from related parties consist of the following:

                                         September 30,  December 31,
                                             1995           1994

      Hoyt Partners III, L.P.            $    511,033   $    522,004
      Secured Investment Resources
        Fund, L.P.                             75,150         85,100
                                              _______        _______
                                         $    586,183   $    607,104
                                              _______        _______

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

                                              September 30,  December 31,
                                                  1995           1994
      General Partners--Excess
        Syndication Costs:
          Paid by the Partnership             $    365,057   $   365,057
          Excess acquisition fees                  118,362       118,362
                                                  ________    __________
           Total                              $    483,419   $   483,419
                                                  ________    __________

      NOTE F--CASH DISTRIBUTIONS

      No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.



        (The remainder of this page intentionally left blank.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Results of Operations

     Total revenues for the first nine months increased $237,500 (13.5%) when compared to the same period in 1994. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1995 and into 1996.

     Due to the higher rental rates, the properties have experienced a higher resident turnover rate, resulting in higher operating expenses. Operating and administrative expenses increased $63,500 (6.9%) when comparing first nine months' results with the same period of 1994. Property operating expenses increased $54,000 (6.2%) due to increased repair, contracted services and payroll expenses. Professional services declined $17,500 (27.0%) when compared to the first nine months of last year because of declined need for legal services.

     Interest expense increased $3,500 (.5%) primarily due to the increase in the interest rates. Depreciation and amortization declined $155,800 (29.4%) from the first nine months of last year, due to the fact that older assets are becoming fully depreciated.

     The Partnership anticipates that the operating results for the first nine months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first nine months of 1995, $580,000 of working capital was provided by operations, $121,500 was consumed in investing activities and $48,500 was used for debt repayment. The Partnership has used this increased cash to reduce delinquent real estate taxes and make additional capital improvements to the properties.

     The Partnership is currently past due on the mortgage secured by K C Club Apartments. Cash generated by increased occupancy will be used to service this mortgage. The second mortgage at Bicycle Club Apartments matured on October 15, 1994. The General Partner is currently negotiating with the lender regarding this mortgage and expects to complete the negotiations prior to year end.

     As of May 1, 1995, the Partnership began receiving $3,000 per month as repayment of funds advanced to Secured Investment Resources Fund, L.P. Prior to 1995, the Partnership loaned funds via a note receivable to the Corporate General Partner, Hoyt Partners III, L.P. The Partnership is scheduled to receive an annual $35,000 principal reduction on this note plus interest at 9% beginning December 31, 1995. These notes, however, are due on demand and are available to fund working capital needs of the Partnership,as considered necessary by the General Partners.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations -- Cont'd.

     Liquidity & Capital Resources
     Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

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

                        Inapplicable.

              Item 3.   DEFAULTS UPON SENIOR SECURITIES


                        None.

              Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
                        HOLDERS

                        Inapplicable.

              Item 5.   OTHER INFORMATION

                        Inapplicable.

              Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                        (a)   Exhibits

                              None.

                        (b)   Reports on Form 8-K

                              The Partnership filed no report on Form 8-K during the Quarter ended September 30, 1995.

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


                           Date:  November 15, 1995



                           By:  Hoyt Partners III, L.P.




                                as General Partner


                           By:
                                    James R. Hoyt
                                as Individual General Partner

                           Date:  November 15, 1995