Form 10-K
period 1995-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1996-04-19
CIK 839638

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
Commission File Number                   33-24235

           SECURED INVESTMENT RESOURCES FUND, L.P. III
      (Exact name of registrant as specified in its charter)

                Missouri                          48-6291172
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

   5453 W. 61st Place, Mission, Kansas               66205
   (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number,                 (913) 384-5700
 including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I
Item 1.  Business

         Secured Investment Resources Fund, L.P. III ("Partnership") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. James
         R. Hoyt is the Individual General Partner. SIR Partners III, L.P., a Missouri limited partnership, and Nichols Resources Ltd., a Missouri corporation, are the General Partners. James R. Hoyt is the managing General Partner. The Partnership has no predecessors or subsidiaries. The Partnership was formed to engage in the business of acquiring, improving, developing, operating and holding for investment, income-producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation of Partnership properties; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties.

         On December 7, 1990, the Partnership closed its offering having received gross proceeds of $4,842,500 from the sale of 9,685 units of limited partnership interests.

         The Partnership acquired two apartment communities in 1989. The General Partners feel that these properties met the Partnership's investment criteria and objectives. Because of many factors, the Partnership did not raise the level of capital anticipated. Accordingly, the General Partners were unable to obtain the targeted leveraged ratio and a residential/commercial property mix.

         As of December 31, 1995, the Partnership has made cash distributions to Limited Partners of $363,928 for the period April 1, 1989 through December 31, 1995. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

         As of December 31, 1995, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a minority shareholder in SPECS, Inc.

         Competition

         The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors.

         Inflation

         The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Item 2.  Properties.

         The following table sets forth the investment portfolio of the Partnership at December 31, 1995:
                                                              Average
                              Properties at                 Occupancy(*)
    Property      Description  Initial Cost  Date Acquired   Percentage
                                                             1995  1994
KC Club
Apartments
Kansas City, MO     200 units   $ 5,070,992  June 14, 1989    89%   82%

Greenhills Bicycle
Club Apartments
Kansas City, MO     312 units   $11,251,613  Oct. 27, 1989    93%   92%

     (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.

Item 3.  Legal Proceedings.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters.

         (A) There is no established public trading market for the Units of the Partnership.
         (B)  There have been no distributions the last three years.
         (C) As of December 31, 1995, the Partnership had admitted 539 Limited Partners who purchased 9,685 units.

Item 6.  Selected Financial Data.

                                        Years Ended December 31,

OPERATING DATA            1995       1994        1993        1992      1991
(In Thousands)

Rents                  $ 2,697     $ 2,299     $ 2,261     $ 2,297    $2,233
Interest on short-
 term investments          128         106         103          69        91
Property operating
 expense                 1,560       1,454       1,260       1,293     1,374
Interest expense           930         931         974       1,033     1,176
Depreciation/
 Amortization              507         648         711         712       717
Partnership loss          (172)       (628)       (581)       (672)     (943)

PER LIMITED PARTNERSHIP UNIT
 Partnership Loss (1) $( 17.54)   $( 64.23)   $ (59.39)   $ (68.68)  $(96.45)

Cash distributions (2)$     ---   $     ---   $    ---    $    ---   $   ---



BALANCE SHEET DATA        1995       1994        1993        1992       1991
(In Thousands)

Total assets             13,223     14,227      14,779      15,305     15,774
Mortgage debt            12,851     13,737      13,770      13,820     13,852

    (1) Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding (see following table).

    (2) Cash distributions per limited partnership unit has been computed by dividing distributions paid to the Limited Partners by the weighted average limited partnership units outstanding (see following table).
                    Year           Number of Units
                    1995                9,685
                    1994                9,685
                    1993                9,685
                    1992                9,685
                    1991                9,685

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Results of Operations

         Revenue for the partnership achieved an all time high in 1995 of $2,825,000 compared to $2,404,000 (17.5%) in 1994. This increased revenue was the result of a marketing plan implemented by management in early 1991 that was designed to simultaneously increase gross possible rental rates and increase occupancy levels. During 1995 the operating costs increased only slightly, $20,000 (1.7%) primarily in the areas of repairs, payroll, and utilities.

         Interest expense declined slightly from $931,000 in 1994 to $930,000 (.1%) in 1995. Depreciation and amortization declined 21.6% from $648,000 to $507,000. The 1995 net loss decreased by $457,000 or
         72.7% primarily due to the increase in revenues.

         Total expenses increased $106,000 (7.3%) for 1995 operations compared to 1994 results. The increase in expenses was primarily due to an increase in professional services of $64,000.

         Revenue for the partnership achieved an increase in 1994 of $2,404,000 compared to $2,364,000 in 1993. This increased revenue was the result of a marketing plan mentioned previously. During 1994 this marketing plan caused a rapid turnover of resident at KC Club Apartments

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd.

         Results of Operations--Cont'd.

         This turnover, while resulting in higher rents, also resulted in higher vacancies and operating costs. The operating costs increased $172,000 (16.7%) primarily in the areas of repairs, payroll, and utilities.

         Interest expense declined from $974,000 in 1993 to $930,000 (4.4%) in 1994 due to the payment of delinquent real estate taxes. Depreciation and amortization declined 8.8% from $711,000 to $648,000.

         The increased rental revenues in 1994 were not enough to offset the increased operating costs and as a result the 1994 net loss increased $47,300 or 8.1%.

         The partnership anticipates that 1996 operations will continue to improve as the result of planned increases in rental rates and decreased promotional rental incentives. This planned increase in net rental income will be coupled with a closer monitoring of costs. The partnership anticipates that interest expense for 1996 will decrease due to the second mortgage on Greenhills Bicycle Club being retired.

         Liquidity and Sources of Capital

         During 1995, the primary source of working capital was provided by existing cash balances and net cash provided by operating activities. Operations generated $666,000, investing activities consumed $230,000 and financing activities used $94,000. During the year accounts payable and accrued expenses decreased $12,000 and accrued interest payable increased by $240,000. The partnership entered into an agreement with the taxing authorities which allows it to reduce past due real estate taxes on Greenhills Bicycle Club by making monthly installments of $13,472 until February, 1996.

         The second mortgage note on Greenhills Bicycle Club Apartments matured in October, 1994. Through December 28, 1995 the outstanding principal and interest of that mortgage totaled $1,073,330. On December 28, 1995 the Partnership entered into an assumption agreement with the

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         Liquidity and Sources of Capital--Cont'd.

         General Partners, James R. Hoyt and Hoyt Partners III L.P., in which the total balance due on the second mortgage became the responsibility of James R. Hoyt, the individual General Partner. By assuming that note, Hoyt paid the excess syndication costs, excess acquisition fees, and miscellaneous note payable as well as accrued interest on those notes payable through December 31, 1995, thereby retiring all of the related party receivables except $21,751 in excess syndication costs paid by the Partnership. As part of the agreement, Mr. Hoyt delivered to the Partnership a full release of the note and second deed of trust and a promissory note marked cancelled on February 15, 1996. Retirement of the second mortgage will decrease annual interest expense and enable the Partnership to refinance the first mortgage of $8,400,000 on Greenhills Apartments in 1996.

         KC Club Apartments' mortgage is past due by $385,380 as of December 31, 1995. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service.

         The funds due from Secured Investment Resources Fund, L.P. began to be repaid at a rate of $3,000 per month including 9% interest, beginning in May, 1995.

         During 1994, the primary source of working capital was provided by existing cash balances and net cash provided by operating activities. Operations generated $132,700 investing activities consumed $151,000 and financing activities consumed $31,000. During the year accounts payable and accrued expenses increased $67,000 and accrued interest increased by $37,000.

Item 8.  Financial Statements and Supplementary Data.


               SECURED INVESTMENT RESOURCES FUND, L.P. III

                                  Index
                                                           Page

         Independent Auditors' Report                        9

         Financial Statements:

         Consolidated Balance Sheets - December 31,
          1995 and 1994                                    10-11


         Consolidated Statements of Operations -
          Years ended December 31, 1995, 1994
          and 1993                                           12

         Consolidated Statements of Partnership Capital -
          Years ended December 31, 1995, 1994
          and 1993                                           13

         Consolidated Statements of Cash Flows -
          Years ended December 31, 1995,
          1994 and 1993                                    14-15

         Notes to Consolidated Financial Statements        16-24

                INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P. III
Mission, KS

     We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. III and affiliated companies as of December
31, 1995 and 1994, and the related consolidated statements of operations, partnership (deficit) capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note C, the Partnership has mortgage loans that mature during the next fiscal year or that are delinquent on scheduled payments. The Partnership is in current negotiations with these mortgage holders to extend or refinance these obligations.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. III at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                 s/  BDO Seidman LLP


St. Louis, Missouri
April 10, 1996

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS



                                                      December 31,
                                                1995              1994
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                        $14,561,536       $14,539,780
  Furniture, fixtures and equipment           1,377,961         1,235,233
                                             15,939,497        15,775,013
  Less accumulated depreciation               4,202,665         3,695,423
                                             11,736,832        12,079,590

RESTRICTED DEPOSIT
  Certificate of Accrual on
    Treasury Security (Note D)                  827,509           762,531



Cash                                            486,886           144,737
Rents and other receivables, less
  allowance of $7,150 in 1995 and
  $7,814 in 1994                                  3,785            51,184
Prepaid expenses and deposits                    27,169            49,317

Due from related parties (Notes F and G)
  Notes receivable                               74,643           607,104
  Syndication costs                              21,751           483,419
Debt issuance costs, net of
  accumulated amortization of
  $31,042 in 1995 and $26,042
  in 1994                                        44,193            48,958

                                                658,427         1,384,719

                                            $13,222,768       $14,226,840




See note to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                      December 31,
                                                  1995           1994


LIABILITIES AND PARTNERSHIP DEFICIT

Mortgage debt (Note C)                        $ 12,851,382   $ 13,737,201
Accounts payable and accrued expenses--
 (Note H)                                          583,739        595,909
Accrued interest                                   385,380        347,175
Unearned revenue                                    27,479          9,959
Tenant security deposits                            82,210         72,459

     TOTAL LIABILITIES                          13,930,190     14,762,703

PARTNERSHIP DEFICIT
  General Partners
    Capital contributions                            2,000          2,000
    Partnership deficit                            (46,229)       (44,514)
                                                   (44,229)       (42,514)
  Limited Partners
    Capital contributions                        3,915,084      3,915,084
    Partnership deficit                         (4,578,277)    (4,408,433)
                                                  (663,193)      (493,349)
      TOTAL PARTNERSHIP DEFICIT                   (707,422)      (535,863)

                                              $ 13,222,768   $ 14,226,840



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Years Ended December 31,

                                  1995           1994             1993


REVENUES
  Rents                       $ 2,697,035     $ 2,298,739     $ 2,260,762
  Interest (Note F)               128,763         105,581         102,787
                                2,825,798       2,404,320       2,363,549

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                    1,222,240       1,202,660       1,030,612
  General and
    administrative
    expenses                       70,672          62,742          41,348
  Professional services (Note E)  136,955          73,200          78,636
  Management fees (Note E)        130,229         115,393         109,513
                                1,560,096       1,453,995       1,260,109

  NET OPERATING INCOME          1,265,702         950,325       1,103,440


NON-OPERATING EXPENSES
  Interest                        930,019         930,606         973,597
  Depreciation and
    amortization                  507,242         648,093         710,883
                                1,437,261       1,578,699       1,684,480


PARTNERSHIP LOSS              $  (171,559)    $  (628,374)    $  (581,040)

Allocation of loss
  General Partners            $    (1,715)    $    (6,284)    $    (5,810)
  Limited Partners               (169,844)       (622,090)       (575,230)

                              $  (171,559)    $  (628,374)    $  (581,040)

Partnership loss per
  limited partnership
  unit (Note A)               $    (17.54)    $    (64.23)    $    (59.39)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP (DEFICIT) CAPITAL


Years Ended December 31, 1995, 1994 and 1993


                                      General       Limited
                                     Partners      Partners       Total


Balances at January 1, 1993          (30,420)        703,971      673,551

Partnership loss                      (5,810)       (575,230)    (581,040)

Balances at December 31, 1993        (36,230)        128,741       92,511

Partnership loss                      (6,284)       (622,090)    (628,374)

Balances at December 31, 1994        (42,514)       (493,349)    (535,863)

Partnership loss                      (1,715)       (169,844)    (171,559)

Balances at January 1, 1995         $(44,229)      $(663,193)   $(707,422)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,

                                           1995         1994         1993


OPERATING ACTIVITIES

  Partnership loss                     $ (171,559)  $ (628,374)  $(581,040)
  Adjustments to reconcile
    partnership loss to net
    cash provided by operating
    activities:
      Depreciation and
        amortization                       512,242      653,093     715,883
      Provision for losses on rents
        and other receivables              (   664)     (13,186)    (12,363)
      Changes in assets
        and liabilities:
          Rent and other receivables        48,063       24,686     (44,813)
          Prepaid expenses and deposits     22,148      (11,996)     18,861

          Accounts payable and
            accrued expenses               (12,170)      66,919     105,622

          Accrued interest                 240,385       37,037      15,330

          Unearned revenue                  17,520        4,414     (11,609)
          Tenant security deposits           9,751          107      (3,358)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               665,716      132,700     202,513

INVESTING ACTIVITIES

  Improvements to investment
    properties                            (164,484)     (87,282)    (50,818)
  Interest earned on certificate
    of accrual on Treasury Security        (64,978)     (63,864)    (51,185)

NET CASH USED IN INVESTING
  ACTIVITIES                              (229,462)    (151,146)   (102,003)

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                           Years Ended December 31,

                                      1995           1994           1993
FINANCING ACTIVITIES

  Debt issuance costs              $     (235)    $      ---     $      ---
  Principal payments on debt          (14,669)       (32,582)       (50,423)
  Received from related parties        18,879          1,661            ---

  Note receivable from related
    parties                           (98,080)           ---        (85,100)

NET CASH USED IN
  FINANCING ACTIVITIES                (94,105)       (30,921)      (135,523)

DECREASE IN CASH                      342,149        (49,367)       (35,013)

CASH BEGINNING OF PERIOD              144,737        194,104        229,117


CASH END OF PERIOD                 $  486,886     $  144,737     $  194,104



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization and Business--Secured Investment Resources Fund, L.P. III ("Partnership") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. The General Partners' and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. The allocation of the 1% interest between the General Partners is discretionary. At such point in time cash distributions to the Limited Partners amount to their original invested capital plus interest at a rate of the greater of 12% (14% for those investors who subscribed for units on or before 90 days after December 7, 1988) or the increase in the consumer price index per annum, cumulative non-compounded on their adjusted invested capital, net income or loss will be allocated 15% to the General Partners and 85% to the Limited Partners.

Consolidated Limited Partnerships
In order to satisfy current real estate lending requirements that real estate assets be in single asset partnerships, the Partnership has formed a new single asset partnership by the name of Bicycle Club Joint Venture, L.P.
The partnership retained the same partnership structure as Secured Investment Resources Fund,L.P. III, with Secured Investment Resources Fund, L.P. III being the sole Limited Partner. The result of operations of this single asset partnership have been consolidated with the Partnership.

Depreciation--Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

Income Taxes--Any tax liabilities or benefits arising from the Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Partnership Loss Per Limited Partnership Unit--Partnership loss per limited partnership unit is computed by dividing the loss allocated to the Limited Partners by the weighted average number of limited partnership units sold. The per unit information has been computed based on 9,685 weighted average limited partnership units outstanding.

Debt Issuance Costs--Loan costs, when incurred, are capitalized by the Partnership. These costs are amortized over the term of the related loans.

Restricted Deposits--Certificates of Accrual on Treasury Security are anticipated to be held to maturity as they are pledged as collateral as described in Note D. These instruments are reported at cost, adjusted for accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Partnership.

NOTE B--INVESTMENT PROPERTIES

Investment properties consists
of the following:                          December 31,
                                       1995           1994
Cost (including capital improvements
subsequent to acquisition):
  Greenhills Bicycle
   Club Apartments                 $ 10,937,724   $ 10,846,115

  KC Club Apartments                  4,989,593      4,916,718

  Office Equipment                       12,180         12,180
                                     15,939,497     15,775,013
Less:
  Accumulated depreciation            4,202,665      3,695,423

                                   $ 11,736,832   $ 12,079,590

The Partnership has mortgage debt due within the next year as well as a past due mortgage as described in Note C. Combined mortgage debt for the properties total $12,851,000 with accrued interest of $385,380 at December 31, 1995 as well as delinquent real estate taxes of $291,000. The combined net book value of these properties at December 31, 1995 was $11,737,000.

Depreciation expense was $507,242, $647,836, and $707,801 for the years ended December 31, 1995, 1994 and 1993 respectively.

NOTE C--NON-RECOURSE MORTGAGE DEBT

Mortgage debt consists
of the following:                          December 31,
                                       1995           1994
Collateralized by Investment Property:
Greenhills Bicycle
 Club Apartments                   $ 8,400,000    $ 9,271,150

 KC Club Apartments                  4,451,382      4,466,051
                                   $12,851,382    $13,737,201


KC Club Apartments

The KC Club Apartments' mortgage note payable is collateralized by the apartment buildings, personal property and assignment of its leases and rents.

The terms of the promissory note require the Partnership to pay interest only for the first three years on a monthly basis. Commencing on May 1, 1992, the Partnership began making principal payments in an amount sufficient to amortize the indebtedness over the next 30 years. The loan matures on May 31, 2004, at which time the Partnership is required to make a balloon payment in an amount equal to the outstanding principal balance.

The interest rate is determined by adding 150 basis points to the one year advance fund rate established by the Federal Home Loan Bank Board. Commencing in June 1996, the interest rate through maturity is determined by adding 175 basis points to the one year advance fund rate established by the Federal Home Loan Bank Board. However, the terms of the promissory note provide that in no event during the entire term of the loan, will the minimum rate of interest be below 8% per annum nor the maximum rate of interest be above 10% per annum. The interest rate assessed as of December 31, 1995 was 8%.

As of December 31, 1995, the mortgage for KC Club Apartments is past due by $385,380 due to the negative cash flow status of the apartment complex. The General Partner and the lender are engaged in ongoing negotiations related to a restructure of this debt and it is anticipated that a restructure will be completed in 1996.

Greenhills Bicycle Club Apartments

Greenhills Bicycle Club Apartments' financing package is in the form of an $8,400,000 first mortgage. At acquisition, the first mortgage interest rate was 64% of prime (as set by the financial institution) plus 1.25% per annum, adjusted semi-annually. On November 30, 1989, the Partnership participated in refunding the outstanding multi-family housing revenue bond. At that time, a letter of credit in the initial amount of $8,619,334 was established by the financial institution to secure the bonds. Due to this credit enhancement, the tax exempt bonds were reissued at a reduced rate. As a result, the interest rate assessed the Partnership was modified to reflect the reduced tax exempt bond (base) rate plus 1.00% per annum, adjusted semi-annually. From March 1, 1992 to November 30, 1995, the interest rate assessed on this loan was 5.5%.

At December 31, 1995, the outstanding balance on the first mortgage was $8,400,000. Subsequent to year end, the Partnership entered into an agreement with the lender which changed the terms of the note to monthly interest-only payments at a rate of 8.0% through September 25, 1996 at which time the entire note becomes due. The General Partners are currently working with numerous lenders to refinance the bonds and expect to complete the transaction prior to that date.
<PAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONT'D.

NOTE C--NON-RECOURSE MORTGAGE DEBT--CONT'D.

The second mortgage note on Greenhills Bicycle Club Apartments matured in October, 1994. Through December 31, 1995 the outstanding principal and interest of that mortgage totaled $1,073,330. On December 28, 1995 the Partnership entered into an assumption agreement with the General Partners, James R. Hoyt and Hoyt Partners III L.P., in which the total balance due on the second mortgage became the responsibility of James R. Hoyt, the individual General Partner (Notes F and G). Subsequent to year end, the Partnership received a full release of the note and second deed of trust pertaining to the mortgage.

Cash paid for interest totaled $886,813, $888,570, and $953,267 during 1995, 1994, and 1993, respectively.

Maturities of mortgage debt are as follows:

          1996                         $  8,444,871
          1997                               48,813
          1998                               53,102
          1999                               57,767
          2000                               62,872
          Thereafter                      4,183,957
                                        $12,851,382

NOTE D-LEASES

The Partnership entered into a land lease agreement for the land underlying the KC Club Apartments for a term of twenty years. The lease payments for years 1 to 15 are calculated at 50% of that year's net operating income in excess of an ascending scale from $650,000 to $800,000. During years 16 to 20, the annual lease payments are 10% of the land's then appraised value. For the years ended December 31, 1995, 1994 and 1993, the net operating income did not exceed the land lease requirements which resulted in no lease payments. In addition, the Partnership is obligated to pay real estate taxes assessed on the land value.

At all times during the term of the lease, the Partnership (or its assignee)
 has the right to purchase the land at a price equal to the greater of $2,000,000 or fair market value at the time the option is exercised. Should the buildings and improvements be sold prior to the end of the land lease agreement (20 years), the Partnership is under no obligation for payment of the land rental assessments for the remaining portion of the land lease agreement.

The Partnership invested $500,000 (currently held as a Certificate of Accrual with a market value of $794,000 as of December 31, 1995) which is pledged as collateral until the property's net operating income achieves the level of 120% of the debt service on the first mortgages for a consecutive 24-month period or May 31, 2004, whichever is earlier.

NOTE E--RELATED PARTY--MANAGEMENT FEES

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:

                                  Years Ended December 31,

                              1995           1994          1993


Property management fees  $   130,229     $  115,393   $  109,513
Professional services          44,000           -0-           -0-

                          $   174,229     $  115,393   $  109,513

These professional services were provided by an unrelated entity previous to January 1, 1995.

The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due for years ending December 31, 1995, 1994 and 1993.

NOTE F--RELATED PARTY--NOTE RECEIVABLE

On April 12, 1995, the Hoyt Partners III, L.P. executed a note in the amount of $522,004. The interest rates on the notes for 1993 and 1994 ranged from 6.5% to 8.5%. Interest during 1995 was 9%. Interest earnings for the combined notes were $50,509 in 1995 and $44,821 in 1994.

On December 28, 1995, the note principal and all accrued interest through that date was retired in full pursuant to an assumption agreement between the Partnership, Hoyt Partners III, and James R. Hoyt. In exchange for payment of the note (and excess costs/fees described in Note G), the General Partner assumed full responsibility for the matured second mortgage on Greenhills Apartments. Subsequent to year end, the Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage.

Funds advanced to Secured Investment Resources Fund, L.P. is being repaid at the rate of $3,000 per month beginning May 1, 1995 including 9% interest.

Amounts due from related parties consist of the following:
                                           December 31,
                                       1995            1994
Hoyt Partners III, L.P.            $       ---     $   522,004
Secured Investment Resources
  Fund, L.P.                            74,643          85,100
                                   $    74,643     $   607,104

NOTE G--SYNDICATION COSTS AND ACQUISITION FEES

Because of many factors, the Partnership did not raise the level of capital anticipated during the offering period. As a result, syndication and acquisition costs and the Related Party Note Receivable, outlined in Note F, exceeded the amount allowed under the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees.

Hoyt Partners III, L.P., a General Partner of the Partnership (or its assignee), has been paid an acquisition fee of $680,000. This fee was for selecting, evaluating, negotiating, and closing services on the acquisition of KC Club Apartments and Greenhills Bicycle Club Apartments. As stated in the Prospectus, acquisition fees may not exceed 11.5% of the gross proceeds of limited partnership interests issued ($556,888). The General Partners are obligated to reimburse these excess costs/fees.

On December 28, 1995, the excess costs and fees were reduced to $21,751 pursuant to an assumption agreement between the Partnership, Hoyt Partner III, and James R. Hoyt. In exchange for payment of the excess costs and fees, (as well as the note receivable described in Note F) the General Partner assumed full responsibility for the matured second mortgage on Greenhills Apartments. Subsequent to year end, the Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage.

                                            December 31,
                                       1995            1994
General Partners--Excess
 Syndication  Costs:
   Paid by the Partnership              21,751         365,057
   Excess acquisition fees                 ---         118,362
     Total                         $    21,751     $   483,419

     NOTE H--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                           December 31,
                                       1995            1994

     Vendor accounts payable       $     34,648    $     83,997
     Property taxes                     465,872         449,997
     Professional fees                   29,562          22,476
     Utilities                           25,618          18,792
     Insurance                           14,145           9,833
     Payroll reimbursement               13,894          10,814
                                   $    583,739    $    595,909

Delinquent real estate taxes for the Partnership include $58,710 of 1995 taxes on KC Club Apartments. Bicycle Club real estate taxes consist of $245,941 and $152,446 for the County and City respectively.

NOTE I--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from depreciation. The effect of these items is summarized as follows:

                                                    December 31,
                                               1995            1994
Financial reporting basis:
  Total assets                        $ 13,222,768     $ 14,226,840
  Total liabilities                    (13,930,190)     (14,762,703)

  Total Partners' (deficit) capital   $   (707,422)    $   (535,863)

Tax basis:
  Total assets                        $ 13,645,396     $ 14,707,435
  Total liabilities                    (12,808,552)     (13,668,766)

  Total Partners' capital             $    836,844     $  1,038,669


                                       Years Ended December 31,
                                  1995           1994           1993

Partnership loss-financial
  reporting purposes          $   (171,559)  $   (628,374)  $   (581,040)
Book versus tax differences
  due to:
    Depreciation and
     amortization                  (57,303)       100,745        166,417
    Other                           27,037        (12,681)       (12,363)

                                   (30,266)        88,064        154,054
Partnership loss-federal
  income tax purposes         $   (201,825)  $   (540,310)  $   (426,986)

NOTE J--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

NOTE K--PARTNERSHIP LIQUIDITY

The Partnership operates within the real estate industry and is subject to its economic forces, which contributes additional liquidity risk to the Partnership's investment portfolio. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of the property difficult or unattractive, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Partnership's management. The illiquidity of real estate investments generally may impair the ability of the Partnership to respond promptly to changing economic conditions.

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1996. The anticipated working capital sources are payments received on notes and miscellaneous receivables and cash flow from operations during 1996, which is expected to improve over that of the previous year. Several factors which could positively affect 1996 operations are the implementation of rental rate increases at both properties and decreases in the amount of promotional rent discounts allowed for the leasing of apartment units.

Accomplishment of these objectives is partially predicated on the real estate economic conditions discussed above, which are beyond the control of the
Partnership, and will influence the achieved results.   Retirement of the
second mortgage on Greenhills should enable the Partnership to refinance the remaining first mortgage debt in 1996. Due to the tax exempt status of those bonds, the resulting loan should be at favorable interest rates to the Partnership.

The Partnership is currently in negotiations with the mortgage holder on KC Club Apartments concerning a restructure of that debt. More favorable interest rates and possible principal write downs are under consideration. Completion of a restructure would positively impact the Partnership.

NOTE L--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Long-Term Investments. The fair value of some investments are estimated based on quoted market prices for those or similar investments.

Long-Term Debt. The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments are as follows:
                                        Carrying         Fair
          1995                           Amount         Value

     Long-term investment             $   827,500   $ 1,034,000

     Long-term debt                   $12,851,400   $12,229,000


NOTE M--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non cash activity for the year ended December 31, 1995 is as follows:

Assumption agreement with General Partners,
  James R. Hoyt and Hoyt Partners III

Mortgage debt assumed by General Partner     $871,150

Accrued interest assumed by General Partner  $202,180

Notes receivable retired                     $611,662

Syndication costs refunded                   $461,668

Item 9.   Changes in and Disagreements with Registrant's
          Certifying  Accountants on Accounting and Financial
          Disclosure.

          None.
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The General Partners of the Partnership are James R. Hoyt (individual), Hoyt Partners III, L.P. (partnership) and Nichols Resources, Ltd. (corporation).

          Nichols Resources, Ltd. (the Corporate General Partner) is a Missouri corporation formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and the real estate syndication business.
          The Corporate General Partner is a wholly-owned subsidiary of the J.C. Nichols Company. Nichols Resources, Ltd issued 15,000 shares of common stock for $1,500,000 on August 22, 1988.

          James R. Hoyt (the Individual General Partner), age 58, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

          Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. (S.I.R.) and Secured Investment Resources Fund, L.P. II, (S.I.R. II). Since 1983, Mr. Hoyt has been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1995, these partnerships, including Secured Investment Resources Fund, L.P. III, have raised a total of $60,709,750.

          SIR Partners III, L.P. f/k/a Hoyt Partners III, L.P., (the Partnership General Partner) is a limited partnership organized on February 23, 1988 under the statutes of the State of Missouri.
          James R. Hoyt is the General Partner. The Partnership was formed for the purpose of acting as a general partner and acquisition agent of Secured Investment Resources Fund, L.P. III.

Item 11.  Management Compensation

          During 1995, The partnership paid $130,229 in fees to related parties for property management services.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          (a)  Security Ownership of certain beneficial owners.

               No individual or group as defined by Section 13(b)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

          (b)  Security ownership of Management.

               The General Partners own less than 1%.

          (c)  Change in Control.

               None.

Item 13.  Certain Relationships and Related Transactions.

          See Notes to Financial Statements, Notes F and G appearing in Item 8.

                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1)    The following Financial Statements of Secured
                    Investment Resources Fund, L.P. III, are included in Item 8:

          SECURED INVESTMENT RESOURCES FUND, L.P.III        Page

            (i)     Independent Auditors' Report              9

            (ii)    Consolidated Balance Sheets -
                     December 31, 1995 and 1994             10-11

            (iii)   Consolidated Statements of Operations -
                     Years Ended December 31, 1995,
                     1994, and 1993                          12

            (iv)    Consolidated Statements of Partnership
                     Capital - Years Ended December 31,
                     1995, 1994, and 1993                    13

            (v)     Consolidated Statements of Cash Flows -
                     Years Ended December 31, 1995,
                     1994, and 1993                         14-15

            (vi)    Notes to Consolidated Financial
                     Statements                             16-24


          (a)(2) The following Financial Statement Schedules as part of this report:

            (i)     Schedule II - Allowance For Doubtful
                    Accounts Information                     32

            (ii)    Schedule III - Real Estate and
                    Accumulated Depreciation                33-34


     All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.

         (a)(3) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-K.

          Exhibit Number                Description

               (3)            (a) Amended and Restated Agreement
                                   of Limited Partnership. (iii)

                              (b) Certificate of Limited
                                   Partnership. (i)

               (4)            (a) Form of Subscription Agreement. (iii)

                              (b) Form of Certificate evidencing
                                   units. (i)

              (10)            (a) Property Management Agreement
                                   between Partnership and The
                                   Hoyt Group Limited Partnership
                                   (formerly En-Com Properties,
                                   Ltd.). (ii)

                              (b) Escrow Agreement between the
                                   Partnership and The Mission
                                   Bank. (i)

                              (c) Real Estate Contract of Sale
                                   for the Brywood Hills
                                   Apartments. (iv)

                              (d) Real Estate Contract of Sale
                                   for The Greenhills Bicycle
                                   Club (formerly Candlewyck
                                   Apartments). (v)

                              (e) Deed of Trust and Promissory
                                   Note for Brywood Hills
                                   Apartments. (vii)

                              (f) Deed of Trust and Promissory
                                   Notes for Greenhills Bicycle
                                   Club (formerly Candlewyck
                                   Apartments). (vii)

              (16)            (a) Letter regarding change in
                                   certifying accountant. (vi)

              (25)            (a) Power of Attorney. (i)

              (28)            (b) Guarantee of General Partners. (i)

    (i) Previously filed on September 13, 1988 as an Exhibit to the Registration Statement on Form S-11 (file no. 33-
          24235) such Exhibit and Registration Statement incorporated herein by reference.

    (ii)  Previously filed on December 7, 1988 as an Exhibit to
          Amendment #1 to registration Statement of Form S-11 such Exhibit and Registration Statement incorporated herein by reference.

    (iii) Previously filed on December 7, 1988 as part of Amendment #1 to Registration Statement and incorporated herein by reference.

    (iv) Previously filed as an exhibit to a current report on Form 8-K dated June 12, 1989 which exhibit and Form is incorporated herein by reference.

    (v) Previously filed as an exhibit to a current report on Form 8-K dated October 30, 1989 which exhibit and Form is incorporated herein by reference.

    (vi) Previously filed as an exhibit to a current report on Form 8-K dated December 4, 1989 which exhibit and Form incorporated herein by reference.

    (vii) Filed herewith.

   (b)    Report of Form 8-K filed during the fourth quarter.

          None.


(The remainder of this page intentionally left blank.)

                    Secured Investment Resources Fund L.P. III
                   Schedule II - Allowance for Doubtful Accounts
                              December 31, 1995



                  Balance at                   Bad Debt Write   Balance at
                 Beginning of    Charged to     Offs Deducted       End
                    Period       Operations    From Allowance   of Period

For Years Ended December 31,

     1993             $33,363      $(12,363)          $   ---      $21,000

     1994              21,000       (13,186)              ---        7,814

     1995               7,814       (   664)              ---        7,150

                            Secured Investment Resources Fund, L.P. III
                         Schedule III - Real Estate & Accumulated Depreciation
                                  December 31, 1995
                                                       Initial Cost to Partnership  (a)      Subsequent to Acquisition
                                                                Buildings &    Furniture                   Reduction
                                  Encumbrances        Land     Improvements    Equipment    Improvements  of Basis (B)

Garden Apartments:
   KC Club Apartments               $4,451,382   $      --- $ 4,775,465      $  295,527   $    134,622      (216,021)
   Kansas City, MO

   Green Hills Bike Club             8,400,000      430,937   9,988,057         832,619        262,953      (576,842)
   Kansas City, MO

Other Equipment                            ---          ---         ---             ---         12,180           ---
    TOTALS                         $12,851,382   $  430,937 $14,763,522    $  1,128,146   $    409,755     $(792,863)

                                          Gross Amount at Which
                                         Carried at Close of Period
                                                Buildings &    Furniture                   Accumulated       Date     Depreciation
                                        Land   Improvements    Equipment       Total      Depreciation     Acquired       Life
Garden Apartments:
   KC Club Apartments                           $ 4,635,598  $  353,995    $ 4,989,593    $1,300,548     30-Jun-89      30 Yrs (1)
   Kansas City, MO                                                                                                       5 Yrs (2)

   Greenhills Bike Club              407,226      9,518,712   1,011,786     10,937,724     2,890,104     27-Oct-89      30 Yrs (1)
   Kansas City, MO                                                                                                       5 Yrs (2)

   Other Equipment                       ---            ---      12,180         12,180        12,013                     5 Yrs (2)

                                    $407,226    $14,154,310  $1,377,961    $15,939,497    $4,202,665

(1) Estimated useful life of buildings.
(2) Estimated useful life of furniture and fixtures.

NOTES:
(a) The initial cost to the Partnership represents the original purchase price of the properties, including $205,562 and $145,578 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.

(b) Receipts received under the terms of certain guarantee agreements are recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(c) Reconciliation of Real Estate Owned:

                                                             Buildings &  Furniture &
                                     Total          Land    Improvements    Equipment
Balance at  January  1, 1993       $15,636,913  $  407,226   $14,068,736   $1,160,951
  Additions during year:
  Reclassifications                        ---         ---         6,931       (6,931)
  Improvements                          50,818                    19,315       31,503

Balance at December 31, 1993        15,687,731     407,226    14,094,982    1,185,523
  Additions during year:
    Reclassifications                        -           -             -            -
    Improvements                        87,282                    37,572       49,710

Balance at December 31, 1994        15,775,013      407,226   14,132,554    1,235,233
  Additions during year:
    Improvements                       164,484          ---       21,756      142,728

Balance at December 31, 1995       $15,939,497   $  407,226  $14,154,310   $1,377,961

(d) Reconciliation of Accumulated
    Depreciation:
Balance at  January  1, 1993        $2,339,786   $      ---    $1,588,533     $751,253
  Additions during year:
    Depreciation Expense               707,801          ---       474,283      233,518
    Reclassifications                                              34,087      (34,087)
Balance at December 31, 1993         3,047,587          ---     2,096,903      950,684
  Additions during year:
    Depreciation Expense               647,836          ---       477,883      169,953
Balance at December 31, 1994         3,695,423          ---     2,574,786    1,120,637
  Additions during year:
    Depreciation Expense               507,242          ---       437,578       69,664
Balance at December 31, 1995        $4,202,665  $       ---    $3,012,364   $1,190,301

(e) The total gross amount of real estate at December 31, 1995 includes $566,888 of acquisition fees paid to affiliates.


 April 15, 1996
                          SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SECURED INVESTMENT RESOURCES FUND, L.P. III
                            A Missouri Limited Partnership
                             (Registrant)



                    By:   /s/ James R. Hoyt
                             James R. Hoyt
                        as Individual General Partner

                   Date:     April 10, 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   By: Hoyt Partners III, L.P.
                      as General Partners


                   By:  /s/ James R. Hoyt
                             James R. Hoyt
                     as Individual General Partner


                   Date:     April 10, 1995


 Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which have not Registered Securities Pursuant to Section 12 of the Act.

 No annual report or proxy material has been sent to security holders.