Form 10-Q
period 1996-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1996-05-16
CIK 839638

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        March 31, 1996

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


                                        Index


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- March 31, 1996
           and December 31, 1995                             3-4

          Consolidated Statements of Operations -- Three
           Months Ended March, 1996 and 1995                  5

          Consolidated Statements of Partnership Capital --
           Three Months Ended March 31, 1996 and
           the Years Ended December 31, 1995 and 1994         6

          Consolidated Statements of Cash Flows -- Three
            Months Ended March 31, 1996 and 1995              7

          Notes to Consolidated Financial Statements         8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    11-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   13

Item 2.   Changes in Securities                               13

Item 3.   Defaults Upon Senior Securities                     13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   13

Item 5.   Other Information                                   13

Item 6.   Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                    14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                          March 31,
                                            1996         December 31,
                                         (Unaudited)         1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,562,393    $  14,561,536
  Furniture, fixtures, and equipment        1,403,917        1,377,961
                                           15,966,310       15,939,497
  Less accumulated depreciation             4,332,874        4,202,665
                                           11,633,436       11,736,832

RESTRICTED DEPOSIT
  Certificate of Accrual on
    Treasury Security                         845,137          827,509


OTHER ASSETS
  Cash                                        477,682          486,886
  Rents and other receivables, less
    allowance of $6,900 in 1996 and
    $7,150 in 1995                              3,301            3,785
  Prepaid expenses, deposits and other         17,182           27,169
  Due from related parties--Note D
      Note Receivable                          72,203           74,643
      Syndication Costs                        21,751           21,751
  Debt issuance costs, net of
    accumulated amortization of
    $32,292 in 1996 and $31,042
    in 1995                                   100,443           44,193

                                              692,562          658,427


    TOTAL ASSETS                        $  13,171,135    $  13,222,768

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                          March 31,
                                            1996          December 31,
                                         (Unaudited)          1995

LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt--Note B                 $  12,851,382    $  12,851,382
  Accounts payable and
    accrued expenses                          582,872          583,739
  Accrued interest                            370,041          385,380
  Unearned revenue                             21,799           27,479
  Tenant security deposits                     83,695           82,210

  TOTAL LIABILITIES                        13,909,789       13,930,190

PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (46,541)         (46,229)
                                              (44,541)         (44,229)
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (4,609,197)      (4,578,277)
                                             (694,113)        (663,193)
  TOTAL PARTNERSHIP DEFICIT                  (738,654)        (707,422)

                                        $  13,171,135    $  13,222,768




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                             Three Months Ended
                                  March 31,
                             1996            1995

REVENUES
  Rents                    $  681,634    $  618,075
  Interest                     24,259        30,310
                              705,893       648,385

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                   284,376       296,341
  General and
   administrative
   expenses                    14,929        16,845
  Professional services        39,525         9,764
  Management Fees              33,581        30,612
                              372,411       353,562

  NET OPERATING INCOME        333,482       294,823

NON-OPERATING EXPENSES
  Interest                    233,255       236,472
  Depreciation and
   amortization               131,459       124,884
                              364,714       361,356

PARTNERSHIP LOSS          $   (31,232)   $  (66,533)

Allocation of loss:
  General Partners               (312)         (665)
  Limited Partners            (30,920)      (65,868)

                          $   (31,232)   $  (66,533)

Partnership loss per
 limited partnership
  unit                    $     (3.19)   $    (6.80)




See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Three Months Ended March 31, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994

                                     General       Limited
                                     Partners      Partners        Total



Balances at January 1, 1994             (36,230)      128,741       92,511

Partnership loss                         (6,284)     (622,090)    (628,374)

Balances at December 31, 1994           (42,514)     (493,349)    (535,863)

Partnership loss                         (1,715)     (169,844)    (171,559)

Balances at December 31, 1995           (44,229)     (663,193)    (707,422)

Partnership loss                           (312)      (30,920)     (31,232)

Balances at March 31, 1996          $   (44,541)  $  (694,113)  $ (738,654)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                 Three Months Ended
                                                     March 31,
                                                1996          1995
OPERATING ACTIVITIES
  Partnership loss                           $   (31,232)  $  (66,533)
  Adjustments to reconcile
    partnership loss to net
    cash provided by (used in)
    operating activities:
      Depreciation and
        amortization                             131,459      124,884
  Provision for losses on rents
     and other receivables                          (250)       2,911
  Changes in assets and liabilities:
     Rent and other receivables                      735      (16,110)
     Prepaid expenses, deposits, and other         9,989       20,241
     Accounts payable and
       accrued expenses                             (868)     (16,578)
     Accrued interest                            (15,339)      80,089
     Unearned revenue                             (5,680)       1,699
     Tenant security deposits                      1,484        3,724

NET CASH PROVIDED BY OPERATING ACTIVITIES         90,298      134,327

INVESTING ACTIVITIES
  Purchase of and improvements to
    investment properties                        (26,813)     (28,256)
  Interest earned on certificate
    of accrual on Treasury Security              (17,629)     (16,245)

NET CASH (USED IN) INVESTING ACTIVITIES          (44,442)     (44,501)

FINANCING ACTIVITIES
    Principal payments on
    long-term borrowings                            -0-        (3,631)
    Note Receivable from Related Party             2,440         -0-
    Debt issuance costs                          (57,500)        -0-

NET CASH (USED IN) FINANCING ACTIVITIES          (55,060)      (3,631)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (9,204)      86,195

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                       486,886      144,737

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   477,682   $  230,932

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                    March 31,     December 31,
                                       1996          1995

Collateralized by Investment
  Property
    Greenhills Bicycle Club
      Apartments                   $ 8,400,000    $ 8,400,000
    KC Club Apartments               4,451,382      4,451,382
                                   $12,851,382    $12,851,382

Interest expense totaled $233,255 and $236,472 during the first quarter of 1996 and 1995, respectively.

NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
   PARTY TRANSACTIONS

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

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTE C--SYNDICATION COSTS, MISC. RECEIVABLES AND OTHER RELATED
   PARTY TRANSACTIONS--CONT'D.


                                                  March 31,
                                           1996            1995

Property management fees                $   33,581      $   30,612
Professional fees                            2,500            -0-
                                        $   36,068      $   30,612

NOTE D--RELATED PARTY--RECEIVABLES

Amounts due from related parties consist of the following:

                                    March 31,     December 31,
                                       1996           1995

Excess Syndication Costs           $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             72,203         74,643
                                   $     93,954   $     96,394

Funds advanced to Secured Investment Resources Fund, L.P. is being repaid at the rate of $3,000 per month beginning May 1, 1995 including 9% interest.

NOTE E--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.







(The remainder of this page intentionally left blank.)

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first three months increased $57,500 (8.97%) when compared to the same period in 1995. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1996.

     General and administrative expenses decreased $1,900 (1.1%) when comparing first three months' results with the same period of 1995. Property operating expenses decreased $12,000 (4.0%). Professional services increased $30,000 (307.25%) when compared to the first three months of last year because of negotiations for new financing.

     Interest expense decreased $3,200 (1.4%) primarily due to the increase in the interest rates. Depreciation and amortization increased $6,600 (5.3%) from the first three months of last year.

     The Partnership anticipates that the operating results for the first three months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first three months of 1996, $90,000 of working capital was provided by operations, $44,500 was consumed in investing activities and $55,000 was used for financing activities.

     The Partnership is currently past due on the mortgage secured by K C Club Apartments. Cash generated by increased occupancy will be used to service this mortgage.

     Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1996 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended March 31, 1996.

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


                    Date:  May 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date:  May 15, 1996

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


                    Date:  May 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date:  May 15, 1996