Form 10-Q
period 1996-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1996-08-14
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       June 30, 1996

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


                                             Index


PART I.  FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- June 30, 1996
           and December 31, 1995                               3-4

          Consolidated Statements of Operations -- Three
           and Six Months Ended June 30, 1996 and 1995           5
          Consolidated Statements of Partnership Capital --
           Six Months Ended June 30, 1996 and
           the Years Ended December 31, 1995 and 1994            6

          Consolidated Statements of Cash Flows -- Six
           Months Ended June 30, 1996 and 1995                   7

          Notes to Consolidated Financial Statements           8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults Upon Senior Securities                       11


Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                           June 30,
                                            1996         December 31,
                                         (Unaudited)         1995
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,565,907    $  14,561,536
  Furniture, fixtures, and equipment        1,427,498        1,377,961
                                           __________       __________
                                           15,993,405       15,939,497
  Less accumulated depreciation             4,462,921        4,202,665
                                           __________       __________
                                           11,530,484       11,736,832
                                           __________       __________

RESTRICTED DEPOSIT
  Certificate of Accrual on
   Treasury Security                          862,766          827,509
                                           __________       __________


OTHER ASSETS
  Cash                                        343,843          486,886
  Rents and other receivables, less
   allowance of $12,250 in 1996 and
   $7,150 in 1995                               6,048            3,785
  Prepaid expenses, deposits and other         56,394           27,169
  Due from related parties--Note C
    Note Receivable                            72,202           74,643
    Syndication Costs                          21,751           21,751
  Debt issuance costs, net of
   accumulated amortization of
   $33,541 in 1996 and $31,042
   in 1995                                    116,118           44,193
                                           __________       __________

                                              616,356          658,427
                                           __________       __________

    TOTAL ASSETS                        $  13,009,606    $  13,222,768
                                           __________       __________

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                          June 30,
                                            1996          December 31,
                                         (Unaudited)          1995

LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt--Note B                 $  12,851,382    $  12,851,382
  Accounts payable and
   accrued expenses                           495,399          583,739
  Accrued interest                            327,835          385,380
  Unearned revenue                             26,966           27,479
  Tenant security deposits                     96,289           82,210
                                           __________       __________
  TOTAL LIABILITIES                        13,797,871       13,930,190
                                           __________       __________
PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (47,037)         (46,229)
                                           __________       __________
                                              (45,037)         (44,229)
                                           __________       __________
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (4,658,312)      (4,578,277)
                                           __________       __________
                                             (743,228)        (663,193)
                                           __________       __________
  TOTAL PARTNERSHIP DEFICIT                  (788,265)        (707,422)
                                           __________       __________

                                        $  13,009,606    $  13,222,768
                                           __________       __________

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                           Six Months Ended            Three Months Ended
                                June 30,                     June 30,

                           1996           1995          1996          1995


REVENUES
  Rents                 $ 1,355,789   $ 1,278,546     $ 674,155   $ 660,471
  Interest                   47,414        49,823        23,155      19,513
                          _________     _________      ________    ________
                          1,403,203     1,328,369       697,310     679,984
                          _________     _________      ________    ________
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                 595,754       622,033       311,378     325,692
  General and
   administrative
   expenses                  36,777        35,256        21,848      18,411
  Professional services      73,397        21,246        33,872      11,482
  Management Fees            67,437        63,791        33,856      33,180
                          _________     _________      ________    ________
                            773,365       742,326       400,954     388,765
                          _________     _________      ________    ________

  NET OPERATING INCOME      629,838       586,043       296,356     291,219

NON-OPERATING EXPENSES
  Interest                  447,925       475,064       214,670     238,592

  Depreciation and
   amortization             262,756       249,770       131,297     124,886
                          _________     _________      ________    ________
                            710,681       724,834       345,967     363,478
                          _________     _________      ________    ________


PARTNERSHIP LOSS          $ (80,843)   $ (138,791)    $ (49,611)  $ (72,259)
                          _________     _________      ________    ________
Allocation of loss:
  General Partners             (808)       (1,388)         (496)      (723)
  Limited Partners          (80,035)     (137,403)      (49,115)   (71,536)
                          _________     _________      ________    ________

                          $ (80,843)  $  (138,791)    $ (49,611)  $(72,259)

Partnership loss per
 limited partnership
  unit                    $   (8.26)  $    (14.19)    $   (5.07)  $  (7.39)
                          _________     _________      ________    ________

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Six Months Ended June 30, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994


                                     General       Limited
                                     Partners      Partners        Total


Balances at January 1, 1994         $   (36,230)  $   128,741   $    92,511

Partnership loss                         (6,284)     (622,090)     (628,374)
                                        ________     _________     _________
Balances at December 31, 1994           (42,514)     (493,349)     (535,863)

Partnership loss                         (1,715)     (169,844)     (171,559)
                                        ________     _________     _________
Balances at December 31, 1995           (44,229)     (663,193)     (707,422)

Partnership loss                           (808)      (80,035)      (80,843)
                                        ________     _________     _________
Balances at June 30, 1996           $   (45,037)  $  (743,228)  $  (788,265)
                                        ________     _________     _________


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  Six Months Ended
                                                       June 30,
                                                1996            1995
OPERATING ACTIVITIES
  Partnership loss                           $   (80,843)   $ (138,791)
  Adjustments to reconcile partnership
   loss to net cash provided by (used
   in) operating activities:
     Depreciation and amortization               262,756       249,770
     Provision for losses on rents
      and other receivables                        5,100         3,136
  Changes in assets and liabilities:
    Rent and other receivables                    (7,362)      (27,153)
    Prepaid expenses, deposits, and other        (29,223)       28,339
    Note Payable-Insurance                           -0-        (9,833)
    Accounts payable and
     accrued expenses                            (88,341)      230,287
    Accrued interest                             (57,545)      (55,927)
    Unearned revenue                                (513)        7,014
    Tenant security deposits                      14,079         8,653
                                               _________     _________
NET CASH PROVIDED BY OPERATING ACTIVITIES         18,108       295,495
                                               _________     _________

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                         (53,908)      (82,589)
  Interest earned on certificate
   of accrual on Treasury Security               (35,257)      (32,489)
                                               _________     _________
NET CASH USED IN INVESTING ACTIVITIES            (89,165)     (115,078)
                                               _________     _________

FINANCING ACTIVITIES
  Note Receivable from Related Party               2,440       (32,076)
  Debt issuance costs                            (74,425)       13,718
                                               _________     _________

NET CASH USED IN FINANCING ACTIVITIES            (71,985)      (18,358)
                                               _________     _________

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (143,042)      162,059

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                       486,886       144,737
                                               _________     _________

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   343,844   $   306,796
                                               _________     _________

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                     June 30,     December 31,
                                       1996          1995

Collateralized by Investment
  Property:

    Greenhills Bicycle Club
      Apartments                   $ 8,400,000    $ 8,400,000
    KC Club Apartments               4,451,382      4,451,382
                                     _________      _________

                                   $12,851,382    $12,851,382
                                     _________      _________

Interest expense totaled $447,925 and $475,064 during the first quarter of 1996 and 1995, respectively.







(The remainder of this page intentionally left blank.)

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTE C--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Property management fees paid by the Partnership to SPECS, Inc. are as follows:

                                             June 30,
                                      1996            1995

Property management fees           $   67,437      $   63,791
                                     _________      _________

Amounts due from related parties consist of the following:

                                      June 30,    December 31,
                                       1996           1995

SIR Partners III                   $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             72,203         74,643
                                      _________      _________
                                   $     93,954   $     96,394


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.





(The remainder of this page intentionally left blank.)

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first six months increased $74,800 (5.6%) when compared to the same period in 1995. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1996.

     General and administrative expenses increased $1,500 (4.3%) and property operating expenses decreased $26,300 (4.2%) when compared to the first six months of last year.

     Interest expense decreased $27,100 (5.7%) and depreciation and amortization increased $13,000 (5.2%) when compared to the first six months of last year.

     The Partnership anticipates that the operating results for the first six months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first six months of 1996, $18,100 of working capital was provided by operations, $89,200 was consumed in investing activities and $72,000 was used for financing activities.

     The Partnership is currently past due on the mortgage secured by K C Club Apartments. Cash generated by increased occupancy will be used to service this mortgage. The Partnership is engaged in negotiations related to the restructure of this debt and it is anticipated that a restructure will be completed in 1996.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended June 30, 1996.

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


                    Date: August 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date: August 15, 1996

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


                    Date: August 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date: August 15, 1996