Form 10-Q
period 1996-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1996-11-07
CIK 839638

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       September 30, 1996

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


                                   Index


PART I.  FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- September 30, 1996
           and December 31, 1995                               3-4

          Consolidated Statements of Operations -- Three
           and Nine Months Ended September 30, 1996
           and 1995                                              5

          Consolidated Statements of Partnership Capital --
           Nine Months Ended September 30, 1996 and
           the Years Ended December 31, 1995 and 1994            6

          Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1996 and 1995              7

          Notes to Consolidated Financial Statements           8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults Upon Senior Securities                       11


Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                        September 30,
                                            1996         December 31,
                                         (Unaudited)         1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,565,907    $  14,561,536
  Furniture, fixtures, and equipment        1,450,808        1,377,961
                                           ----------       ----------
                                           16,016,715       15,939,497

  Less accumulated depreciation            (4,592,967)       4,202,665
                                           ----------       ----------
                                           11,423,748       11,736,832
                                           ----------       ----------

RESTRICTED DEPOSIT
  Certificate of Accrual on
   Treasury Security                          880,394          827,509
   Restricted Reserve Fund                     15,225
                                           ----------       ----------
                                              895,619          827,509


OTHER ASSETS
  Cash                                        140,887          486,886
  Rents and other receivables, less
   allowance of $12,700 in 1996 and
   $7,150 in 1995                              11,136            3,785
  Prepaid expenses, deposits and other         40,118           27,169
  Due from related parties--Note C
    Note Receivable                            76,621           74,643
    Syndication Costs                          21,751           21,751
  Debt issuance costs, net of
   accumulated amortization of
   $48,917 in 1996 and $31,042
   in 1995                                    349,497           44,193
                                           ----------       ----------
                                              640,010          658,427
                                           ----------       ----------

      TOTAL ASSETS                      $  12,959,377    $  13,222,768
                                           ----------       ----------

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                        September 30,
                                            1996          December 31,
                                         (Unaudited)          1995

LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt--Note B                 $  12,946,957    $  12,851,382
  Accounts payable and
   accrued expenses                           327,823          583,739
  Accrued interest                            518,813          385,380
  Unearned revenue                             26,633           27,479
  Tenant security deposits                    103,182           82,210
                                           ----------       ----------
      TOTAL LIABILITIES                    13,923,408       13,930,190
                                           ----------       ----------
PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (48,795)         (46,229)
                                           ----------       ----------
                                              (46,795)         (44,229)
                                           ----------       ----------
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (4,832,320)      (4,578,277)
                                           ----------       ----------
                                             (917,236)        (663,193)
                                           ----------       ----------
      TOTAL PARTNERSHIP DEFICIT              (964,031)        (707,422)
                                           ----------       ----------
                                        $  12,959,377    $  13,222,768
                                           ----------       ----------


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                           Nine Months Ended           Three Months Ended
                             September 30,                September 30,
                           1996           1995          1996         1995


REVENUES
  Rents                 $ 2,072,300   $ 1,931,677    $  716,511   $  653,131
  Interest                   70,994        69,531        23,580       19,707
                          ---------     ---------     ---------    ---------
                          2,143,294     2,001,208       740,091      672,838
                          ---------     ---------     ---------    ---------

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                 894,770       929,181       299,016      307,147
  General and
   administrative
   expenses                  54,883        51,895        18,106       16,640
  Professional services      89,710        46,994        16,313       25,747
  Management Fees           102,890        96,358        35,453       32,567
                          ---------     ---------     ---------    ---------
                          1,142,253     1,124,428       368,888      382,101
                          ---------     ---------     ---------    ---------

  NET OPERATING INCOME    1,001,041       876,780       371,203      290,737

NON-OPERATING EXPENSES
  Interest                  849,473       708,447       401,548      233,383
  Depreciation and
   amortization             408,177       374,655       145,421      124,885
                          ---------     ---------     ---------    ---------
                          1,257,650     1,083,102       546,969      358,268
                          ---------     ---------     ---------    ---------

PARTNERSHIP LOSS         $ (256,609)   $ (206,322)    $(175,766)   $ (67,531)
                          ---------     ---------     ---------    ---------
Allocation of loss:
  General Partners           (2,566)       (2,063)       (1,758)        (675)
  Limited Partners         (254,043)     (204,259)     (174,008)     (66,856)
                          ---------     ---------     ---------    ---------
                         $  256,609)   $ (206,322)    $(175,766)   $ (67,531)
                          ---------     ---------     ---------    ---------
Partnership loss per
 limited partnership
  unit                   $   (26.23)   $   (21.09)    $  (17.97)   $   (6.90)
                          ---------     ---------     ---------    ---------


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Nine Months Ended September 30, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994


                                     General       Limited
                                     Partners      Partners        Total


Balances at January 1, 1994         $   (36,230)  $   128,741   $    92,511

Partnership loss                         (6,284)     (622,090)     (628,374)
                                      ---------      ---------    ---------
Balances at December 31, 1994           (42,514)     (493,349)     (535,863)

Partnership loss                         (1,715)     (169,844)     (171,559)
                                      ---------      ---------    ---------
Balances at December 31, 1995           (44,229)     (663,193)     (707,422)

Partnership loss                         (2,566)     (254,043)     (256,609)
                                      ---------      ---------    ---------
Balances at September 30, 1996      $   (46,795)  $  (917,236)  $  (964,031)
                                      ---------      ---------    ---------



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                                1996            1995
OPERATING ACTIVITIES
  Partnership loss                            $ (256,609)   $ (206,322)
  Adjustments to reconcile partnership
   loss to net cash provided by
   operating activities:
     Depreciation and amortization               408,176       374,654
     Provision for losses on rents
      and other receivables                        5,550           686
  Changes in assets and liabilities:
    Rent and other receivables                   (12,900)      (23,879)
    Prepaid expenses, deposits, and other        (12,948)       15,614
    Note Payable-Insurance                          (791)       (9,833)
    Accounts payable and
     accrued expenses                           (255,125)      339,890
    Accrued interest                             133,433        73,951
    Unearned revenue                                (846)        8,284
    Tenant security deposits                      20,971         6,907
                                                 -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         28,911       579,952
                                                 -------       -------
INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                         (77,218)     (121,407)
  Restricted Reserve Funds                       (15,225)          ---
  Interest earned on certificate
   of accrual on Treasury Security               (52,886)      (48,733)
                                                 -------       -------
NET CASH USED IN INVESTING ACTIVITIES           (145,329)     (170,140)
                                                 -------       -------
FINANCING ACTIVITIES
  Note Receivable from Related Party              (1,978)       20,919
  Principal payments on long-term debt        (8,404,424)      (43,650)
  Proceeds from issuance of debt               8,500,000           ---
  Debt issuance costs                           (323,179)          ---
                                                 -------       -------
NET CASH USED IN FINANCING ACTIVITIES           (229,581)      (22,731)
                                                 -------       -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (345,999)      387,081

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                       486,886       144,737
                                                 -------       -------
CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   140,887   $   531,818
                                                 -------       -------
See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                   September 30,  December 31,
                                       1996          1995
Collateralized by Investment
  Property:

  First Mortgages:
    Greenhills Bicycle Club
      Apartments                   $ 8,095,576    $ 8,400,000
    KC Club Apartments               4,451,382      4,451,382
  Second Mortgage:
    Greenhills Bicycle Club
      Apartments                       400,000            ---
                                    ----------     ----------
                                   $12,946,958    $12,851,382
                                    ----------     ----------


Interest expense totaled $849,473 and $708,447 during the first nine months of 1996 and 1995, respectively.

On July 8, 1965 the partnership refinanced the matured $8,400,000 first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001 (5 years).

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE B--MORTGAGE DEBT--CONT'D.

In addition, a second mortgage note was signed by the Partnership. The terms of the new note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note.

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

                                           September 30,
                                      1996            1995

Property management fees           $  102,890     $     96,358
                                     --------        ---------
Amounts due from related parties consist of the following:

                                   September 30,  December 31,
                                       1996           1995

SIR Partners III                   $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             76,621         74,643
                                       --------      ---------
                                   $     98,372   $     96,394
                                       --------      ---------


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.





(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first nine months increased $142,000 (7.1%) when compared to the same period in 1995. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1996.

     General and administrative expenses increased $3,000 (5.8%) and property operating expenses decreased $34,400 (3.7%) when compared to the first nine months of last year.

     Interest expense increased $141,000 (19.9%) and depreciation and amortization increased $34,000 (8.9%) when compared to the first nine months of last year.

     The Partnership anticipates that the operating results for the first nine months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first nine months of 1996, $28,900 of working capital was provided by operations, $145,000 was consumed in investing activities and $230,000 was used for financing activities.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended September 30, 1996.

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


                    Date: November 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date: November 15, 1996

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


                    Date: November 15, 1996



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date: November 15, 1996