Form 10-K
period 1996-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1997-04-29
CIK 839638

FORM 10.-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996

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

          As of December 31, 1996, the Partnership has made cash distributions to Limited Partners of $363,928 for the period April 1, 1989 through December 31, 1996. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

          As of December 31, 1996, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a shareholder in SPECS, Inc.

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

Item 2.   Properties.

          The following table sets forth the investment portfolio of the Partnership at December 31, 1996:

                                                                    Average
                                              Properties at     Occupancy(*)
    Property          Description  Initial Cost  Date Acquired    Percentage
                                                                  1996  1995
KC Club
Apartments
Kansas City, MO          200 units   $ 5,070,992  June 14, 1989    88%   89%

Greenhills Bicycle
Club Apartments
Kansas City, MO          312 units   $11,251,613  Oct. 27, 1989    91%   93%

     (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.


Item 3.   Legal Proceedings.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

                       PART II

Item 5.   Market for Registrant's Common Equity and Related Security Holder
          Matters.

          (A) There is no established public trading market for the Units of the Partnership.
          (B)  There have been no distributions the last three years.
          (C) As of December 31, 1996, the Partnership had admitted 539 Limited Partners who purchased 9,685 units.

Item 6.   Selected Financial Data.

                                       Years Ended December 31,
OPERATING DATA            1996       1995         1994         1993      1992
(In Thousands)

Rents                 $  2,768    $ 2,697      $ 2,299      $ 2,261   $ 2,297
 Interest on short-
  term investments          90        128          106          103        69
 Property operating
  expense                1,504      1,560        1,454        1,260     1,293
 Interest expense        1,202        930          931          974     1,033
 Depreciation/
  Amortization             530        507          648          711       712
 Partnership loss         (378)      (172)        (628)        (581)     (672)

PER LIMITED PARTNERSHIP UNIT
 Partnership Loss (1)  ( 38.64)  $( 17.54)    $ (64.23)    $ (59.39) $ (68.68)

Cash distributions   $     ---   $    ---     $    ---     $    ---   $   ---

BALANCE SHEET DATA        1996       1995         1994         1993       1992
(In Thousands)

Total assets          $ 12,749   $ 13,223      $ 14,227    $ 14,779   $ 15,305
Mortgage debt         $ 12,931   $ 12,851      $ 13,737    $ 13,770   $ 13,820


(1) Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations

          Revenue for the partnership achieved an all time high in 1996 of $2,858,000 compared to $2,825,000 (1.2%) in 1995. This increased revenue was the result of a marketing plan implemented by management in early 1991 that was designed to simultaneously increase gross possible rental rates and increase occupancy levels. During 1996 the operating and administrative costs decreased $44,000 (3.4%) primarily in the areas of services, payroll and marketing.

          Total expenses decreased $56,000 (3.5%) for 1996 operations compared to 1995 results. The decrease in expenses was primarily due to a decrease in administrative, marketing, and payroll costs.

          Interest expense increased from $930,000 in 1995 to $1,202,000 (29.2%) in 1996. Depreciation and amortization expense increased 4.3% from $507,000 to $530,000. The 1996 net loss increased by $206,000 or 120.3%.

          Revenue for the partnership was $2,825,000 for 1995 as compared to $2,400,000 (17.5%) in 1994. During 1995 the operating costs increased only slightly, $20,000 (1.7%) primarily in the areas of repairs, payroll, and utilities.

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

          Revenue for the partnership achieved an increase in 1994 of $2,404,000 compared to $2,364,000 in 1993. The operating costs increased $172,000 (16.7) primarily in the areas of repairs, payroll, and utilities.

          The partnership anticipates that 1997 operations will improve as the result of planned increases in rental rates and decreased promotional rental incentives. This planned increase in net rental income will be coupled with a close monitoring of costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Sources of Capital

          During 1996, the primary source of working capital was provided by existing cash balances. Operations used $26,000, investing activities consumed $207,000 and financing activities used $170,000. During the year accounts payable and accrued expenses decreased by $339,000 and accrued interest increased by $142,000.

          On July 8, 1996 the partnership refinanced the matured $8,400,000 first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001 (5 years).

          In addition, a second mortgage note was signed by the Partnership. The terms of the new note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note.

          During 1995, the primary source of working capital was provided by existing cash balances and net cash provided by operating activities. Operations generated $666,000, investing activities consumed $230,000 and financing activities used $94,000. During 1995 accounts payable and accrued expenses decreased $12,000 and accrued interest payable increased by $240,000.

          During 1994, the primary source of working capital was provided by existing cash balances and net cash provided by operating activities. Operations generated $132,700 investing activities consumed $151,000 and financing activities consumed $31,000. During the year accounts payable and accrued expenses increased $67,000 and accrued interest increased by $37,000.

          As a result of declining cash flows for KC Club Apartments, at December 31, 1996, the mortgage interest was delinquent by $466,490 and principal payments have been suspended. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service.

          The funds due from Secured Investment Resources Fund, L.P. began to be repaid including 9% interest, beginning in May, 1995. Principal payments received in 1996 aggregated $2,440, while interest accrued into the note balance was $6,142.

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations--Cont'd.

          Liquidity and Sources of Capital--Cont'd.

          The General Partners believe that sufficient working capital will be available during 1997 to fund known, ongoing operating and capital requirements of the Partnership. In 1997, the Partnership anticipates cash flow from operations will improve because management intends to 1) achieve rental rate increases; 2) decrease the amount of promotional rent discounts offered on the residential properties; and 3) continue to maintain stringent controls over expenses.

          The General Partners intend to evaluate the property portfolio to determine if it is prudent to offer one or more properties for sale or possibly restructure the related financing packages. Any unleveraged portion of the net sales proceeds or favorable refinancing terms will generate additional working capital.

          The General partners have determined it prudent to discontinue cash distributions until such time that adequate working capital reserves are available.

          All statements contained herein that are not historical facts including the Partnership's current business strategy, the Partnership's projected sources and uses of cash, and the Partnership's plans for future operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Partnership's business plans on terms satisfactory to the Partnership; competitive factors; changes in regulations affecting the Partnership's business; general businesses and economic conditions; and other factors described from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 8.   Financial Statements and Supplementary Data.


             SECURED INVESTMENT RESOURCES FUND, L.P. III


                                           Index
                                                                    Page

          Independent Auditors' Report                                 9

          Financial Statements:

          Consolidated Balance Sheets - December 31,
           1996 and 1995                                             10-11

          Consolidated Statements of Operations -
           Years ended December 31, 1996, 1995
           and 1994                                                    12

          Consolidated Statements of Partnership Capital -
           Years ended December 31, 1996, 1995
           and 1994                                                    13

          Consolidated Statements of Cash Flows -
           Years ended December 31, 1996,
           1995 and 1994                                             14-15

          Notes to Consolidated Financial Statements                 16-25

         INDEPENDENT AUDITORS' REPORT

The Partners
Secured Investment Resources Fund, L.P. III
Mission, KS

     We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. III and affiliated companies as of December 31, 1996 and 1995, and the related statements of operations, partnership (deficit) capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

     As discussed in Note C, the Partnership has a mortgage loan that is delinquent on scheduled payments and real estate taxes. The Partnership is in current negotiations with the mortgage holder to extend or refinance this obligation.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. III at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                 s/  BDO Seidman LLP


St. Louis, Missouri
February 7, 1997

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                                 1996             1995
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                        $14,569,699       $14,561,536
  Furniture, fixtures and equipment           1,471,943         1,377,961
                                             16,041,642        15,939,497
  Less accumulated depreciation               4,732,073         4,202,665
                                             11,309,569        11,736,832

RESTRICTED DEPOSIT
  Certificate of Accrual on
    Treasury Security (Note D)                  898,023           827,509
  Restricted Reserve Fund                        34,490               ---
                                                932,513           827,509

Cash                                             82,985           486,886
Rents and other receivables, less
  allowance of $12,000 in 1996 an
  $7,150 in 1995                                  5,106             3,785
Prepaid expenses and deposits                    29,161            27,169
Due from related parties (Notes F and G)
  Notes receivable                               78,345            74,643
  Syndication costs                              21,751            21,751
Debt issuance costs, net of
  accumulated amortization of
  $31,627 in 1996 and $31,042
  in 1995                                       289,913            44,193

                                                507,261           658,427
                                              $12,749,343     $13,222,768

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                      December 31,
                                                  1996          1995
LIABILITIES AND PARTNERSHIP DEFICIT

Mortgage debt (Note C)                    $ 12,931,003   $ 12,851,382
Accounts payable and accrued expenses--
 (Note H)                                      244,253        583,739
Accrued interest                               527,106        385,380
Unearned revenue                                30,360         27,479
Tenant security deposits                       102,050         82,210

     TOTAL LIABILITIES                      13,834,772     13,930,190

PARTNERSHIP DEFICIT
  General Partners
    Capital contributions                        2,000          2,000
    Partnership deficit                        (50,009)       (46,229)
                                               (48,009)       (44,229)
  Limited Partners
    Capital contributions                    3,915,084      3,915,084
    Partnership deficit                    (4,952,504)     (4,578,277)
                                           (1,037,420)       (663,193)
      TOTAL PARTNERSHIP DEFICIT            (1,085,429)       (707,422)
                                         $ 12,749,343  $   13,222,768


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Years Ended December 31,

                                       1996            1995            1994
REVENUES
  Rents                         $ 2,767,870     $ 2,697,035     $ 2,298,739
  Interest (Note F)                  90,428         128,763         105,581
                                  2,858,298       2,825,798       2,404,320

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                      1,177,374       1,222,240       1,202,660
  General and
    administrative
    expenses                         70,752          70,672          62,742
  Professional services (Note E)    118,896         136,955          73,200
  Management fees (Note E)          137,449         130,229         115,393
                                  1,504,471       1,560,096       1,453,995

  NET OPERATING INCOME            1,353,827       1,265,702         950,325


NON-OPERATING EXPENSES
  Interest                        1,201,841         930,019         930,606
  Depreciation and
    amortization                    529,993         507,242         648,093
                                  1,731,834       1,437,261       1,578,699

PARTNERSHIP LOSS                $  (378,007)    $  (171,559)    $  (628,374)

Allocation of loss
  General Partners              $    (3,780)    $    (1,715)    $    (6,284)
  Limited Partners                 (374,227)       (169,844)       (622,090)

                                $  (378,007)    $  (171,559)    $  (628,374)

Partnership loss per
  limited partnership
  unit (Note A)                $    (38.64)    $     (17.54)    $    (64.23)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP (DEFICIT) CAPITAL

Years Ended December 31, 1996, 1995 and 1994



                                   General       Limited
                                  Partners      Partners       Total
Balances at January 1, 1994       $(36,230)    $ 128,741    $  92,511

Partnership loss                    (6,284)     (622,090)    (628,374)

Balances at December 31, 1994      (42,514)     (493,349)    (535,863)

Partnership loss                    (1,715)     (169,844)    (171,559)

Balances at December 31, 1995      (44,229)     (663,193)    (707,422)

Partnership loss                    (3,780)     (374,227)    (378,007)

Balances at December 31, 1996     $(48,009)  $(1,037,420) $(1,085,429)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Years Ended December 31,

                                          1996         1995        1994
 OPERATING ACTIVITIES

  Partnership loss                  $  (378,007)  $ (171,559) $ (628,374)
  Adjustments to reconcile
    partnership loss to net
    cash used in operating
    activities:
      Depreciation and
        amortization                    529,993      512,242     653,093
      Provision for losses on rents
        and other receivables             4,850      (   664)    (13,186)
      Changes in assets
        and liabilities:
          Rent and other receivables     (6,171)      48,063      24,686
Prepaid expenses and deposits            (1,992)      22,148     (11,996)
          Accounts payable and
            accrued expenses           (339,486)     (12,170)     66,919
          Accrued interest              141,726      240,385      37,037
          Unearned revenue                2,881       17,520       4,414
          Tenant security deposits       19,840        9,751         107

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                            (26,366)     665,716     132,700

INVESTING ACTIVITIES

  Improvements to investment
    properties                         (102,145)    (164,484)    (87,282)
  Interest earned on certificate
    of accrual on Treasury Security     (70,514)     (64,978)    (63,864)
  Restricted deposits                   (34,490)         ---        ---
NET CASH USED IN INVESTING
  ACTIVITIES                           (207,149)    (229,462)   (151,146)

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                        Years Ended December 31,

                                    1996           1995           1994

FINANCING ACTIVITIES

  Debt issuance costs           $ (246,305)    $    (235)    $      ---
  Principal payments on debt    (8,420,379)      (14,669)       (32,582)
Borrowings on debt               8,500,000           ---            ---
  Received from related parties        ---        18,879          1,661
  Note receivable from related
    parties                         (3,702)      (98,080)           ---

NET CASH USED IN
  FINANCING ACTIVITIES            (170,386)      (94,105)       (30,921)

INCREASE/(DECREASE) IN CASH       (403,901)      342,149        (49,367)

CASH BEGINNING OF PERIOD           486,886       144,737        194,104

CASH END OF PERIOD              $   82,985    $  486,886     $  144,737




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

Consolidated Limited Partnerships
To satisfy current real estate lending requirements that real estate assets be in single asset partnerships, the Partnership has formed a new single asset partnership by the name of Bicycle Club Joint Venture, L.P. The partnership retained the same partnership structure as Secured Investment Resources Fund, L.P. III, with Secured Investment Resources Fund, L.P. III being the sole Limited Partner. The result of operations of this single asset partnership have been consolidated with the Partnership.

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

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangible to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The application of this pronouncement did not have a material effect on the financial statements of the Partnership.

NOTE B--INVESTMENT PROPERTIES

Investment properties consists
of the following:
                                                      December 31,
                                                  1996           1995
Cost (including capital improvements
subsequent to acquisition):
  Greenhills Bicycle
   Club Apartments                         $ 10,988,697   $ 10,937,724

  KC Club Apartments                          5,040,765      4,989,593

  Office Equipment                               12,180         12,180
                                             16,041,642     15,939,497

Less:
  Accumulated depreciation                    4,732,073      4,202,665

                                           $ 11,309,569   $ 11,736,832

Depreciation expense was $529,408, $507,242, and $647,836 for the years ended December 31, 1996, 1995, and 1994 respectively.






      (The remainder of this page intentionally left blank.)

NOTE C--NON-RECOURSE MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:


                                            December 31,
                                         1996           1995
 Collateralized by Investment Property:
   First Mortgages:

    Greenhills Bicycle
     Club Apartments                 $ 8,082,102    $ 8,400,000
    KC Club Apartments                 4,451,382      4,451,382

  Second Mortgage:

    Greenhills Bicycle
      Club Apartments                   397,519             ---
                                    $12,931,003     $12,851,382

KC Club Apartments

The KC Club Apartments' mortgage note payable is collateralized by the apartment buildings, personal property and assignment of its leases and rents. The interest rate for this mortgage as of December 31, 1996 was 8.45%.

As a result of the declining cash flows for the KC Club Apartments, at December 31, 1996, the mortgage interest was delinquent by $466,490 and principal payments have been suspended. The General Partner and the lender are engaged in ongoing negotations to restructure this debt. It is anticipated that the restructuring will be completed in 1997. The Partnership is currently paying debt service of $25,000 per month which represents the cash flow of the property. It is anticipated those payments will continue until a restructuring or refinance is completed.

The net book value of this property was $3,562,000 as of December
31, 1996.

Greenhills Bicycle Club Apartments

On July 8, 1996 the partnership refinanced the matured $8,400,000 first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001 (5 years).

In addition, a second mortgage note was signed by the Partnership. The terms of the new note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note.

Cash paid for interest totaled $984,531, $886,813, and $888,570 during 1996, 1995, and 1994, respectively.

Maturities of mortgage debt are as follows:

          1997                         $  4,508,400
          1998                               62,367
          1999                               68,217
          2000                               74,616
          2001                            8,217,403
                                        $12,931,003

NOTE D--LEASES

The Partnership entered into a land lease agreement for the land underlying the KC Club Apartments for a term of twenty years. The lease payments for years 1 to 15 are calculated at 50% of that year's net operating income in excess of an ascending scale from $650,000 to $800,000. During years 16 to 20, the annual lease payments are 10% of the land's then appraised value. For the years ended December 31, 1996, 1995 and 1994, the net operating income did not exceed the land lease requirements which resulted in no lease payments. In addition, the Partnership is obligated to pay real estate taxes assessed on the land value.

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

The Partnership invested $500,000 (currently held as a Certificate of Accrual with a market value of $1,037,000 as of December 31,
1996) which is pledged as collateral until the property's net operating income achieves the level of 120% of the debt service on the first mortgages for a consecutive 24-month period or May 31, 2004, whichever is earlier.

NOTE E--RELATED PARTY--MANAGEMENT FEES

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had an interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has an interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:


                                     Years Ended December 31,
                                   1996           1995          1994
Property management fees     $   137,449    $   130,229   $   115,393
Professional services             45,335         44,000           ---
                             $   182,784    $   174,229   $   115,393

These professional services were provided by an unrelated entity previous to January 1, 1995.

The General Partners are entitled to receive a Partnership
Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership.
There was no management fee due for years ending December 31, 1996, 1995 and 1994.

NOTE F--RELATED PARTY--NOTE RECEIVABLE

On April 12, 1995, the SIR Partners III, L.P. executed a note in the amount of $522,004. The interest rates on the notes for 1993 and 1994 ranged from 6.5% to 8.5%. Interest during 1995 was 9%. Interest earnings for the combined notes were $50,509 in 1995 and $44,821 in 1994.

On December 28, 1995, the note principal and all accrued interest through that date was retired in full pursuant to an assumption agreement between the Partnership,SIR Partners III, and James R. Hoyt. In exchange for payment of the note (and excess costs/fees described in Note G), the General Partner assumed full responsiblity for the matured second mortgage on Greenhills Apartments. The Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage.

Funds advanced to Secured Investment Resources Fund, L.P. is being repaid beginning May 1, 1995 including 9% interest. Principal payments received in 1996 aggregated $2,440, while interest accrued into the note balance was $6,142.

Amounts due from related parties consist of the following:

                                                December 31,
                                           1996            1995
Secured Investment Resources
  Fund, L.P.                         $    78,345     $    74,643

NOTE G--SYNDICATION FEES AND ACQUISITION FEES

Because of many factors, the Partnership did not raise the level of capital anticipated during the offering period. As a result, syndication and acquisition costs and the Related Party Note Receivable, outlined in Note F, exceeded the amount allowed per the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees.

SIR Partners III, L.P., a General Partner of the Partnership (or its assignee), has been paid an acquisition fee of $680,000. This fee was for selecting, evaluating, negotiating, and closing services on the acquisition of KC Club Apartments and Greenhills Bicycle Club Apartments. As stated in the Prospectus, acquisition fees may not exceed 11.5% of the gross proceeds of limited partnership interests issued ($556,888). The General Partners are obligated to reimburse these excess costs/fees.

On December 28, 1995, the excess costs and fees were reduced to $21,751 pursuant to an assumption agreement between the Partnership, SIR Partners III, and James R. Hoyt. In exchange for payment of the excess costs and fees, (as well as the note receivable described in Note F) the General Partner assumed full responsibility for the matured second mortgage on Greenhills Apartments. Subsequent to year end, the Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage.

                                                 December 31,
                                             1996            1995
General Partners--Excess
 Syndication  Costs:
   Paid by the Partnership              $    21,751     $    21,751

NOTE H--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                             December 31,
                                           1996            1995
Vendor accounts payable              $     15,417    $     34,648
Property taxes                            127,938         465,872
Professional fees                          55,986          29,562
Utilities                                  25,054          25,618
Insurance                                   8,352          14,145
Payroll reimbursement                      11,506          13,894
                                     $    244,253    $    583,739

Real estate taxes for the Partnership include $59,100 of delinquent 1995 taxes and $62,422 of 1996 taxes which are now due on KC Club Apartments.

NOTE I--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from depreciation. The effect of these items is summarized as follows:

                                              December 31,
                                            1996            1995
Financial reporting basis:
  Total assets                         $ 12,749,343     $ 13,222,768
  Total liabilities                     (13,834,772)     (13,930,190)

  Total Partners' (deficit) capital    $ (1,085,429)    $   (707,422)

Tax basis:
  Total assets                         $ 13,139,467     $ 13,645,396
  Total liabilities                     (12,710,475)     (12,808,552)

  Total Partners' capital              $    428,992     $    836,844



                                   Years Ended December 31,
                                   1996           1995           1994
Partnership loss-financial
  reporting purposes       $   (378,007)  $   (171,559)  $   (628,374)
Book versus tax differences
  due to:
    Depreciation and
     amortization               (37,354)       (57,303)       100,745
    Other                         8,821         27,037        (12,681)
                                (28,533)       (30,266)        88,064
Partnership loss-federal
  income tax purp          $   (406,540)   $  (201,825)     $(540,310)

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1997. The anticipated working capital sources are payments received on notes and miscellaneous receivables and cash flow from operations during 1997, which is expected to improve over that of the previous year. Several factors which could positively affect 1997 operations are the implementation of rental rate increases at both properties and decreases in the amount of promotional rent discounts allowed for the leasing of apartment units. Accomplishment of these objectives is partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

The Partnership is currently in negotiations with the mortgage holder on KC Club Apartments concerning a restructure of that debt. More favorable interest rates and possible principal write downs are under consideration. The Partnership currently makes monthly cash flow payments of $25,000 on this mortgage and anticipates making those payments until a restructure is completed.

The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

NOTE L--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheets at December 31, 1996, reasonably approximate the fair values for cash and cash equivalents. The Partnership cannot estimate the fair value of its fixed-rate borrowings at December 31, 1996, as there is no readily available market value for instruments with similar characteristics.


NOTE M--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non cash activity for the year ended December 31, 1995 is as follows:

Assumption agreement with General Partners,
     James R. Hoyt and SIR Partners III

Mortgage debt assumed by General Partner               $871,150

Accrued interest assumed by General Partner            $202,180

Notes receivable retired                               $611,662

Syndication costs refunded                             $461,668

(The remainder of this page intentionally left blank.)

Item 9. Changes in and Disagreements with Registrant's Certifying Accountants on Accounting and Financial Disclosure.

          None.
                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The General Partners of the Partnership are James R. Hoyt (individual),SIR Partners III, L.P. (partnership) and
          Nichols Resources, Ltd. (corporation).

          Nichols Resources, Ltd. (the Corporate General Partner) is a Missouri corporation formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and the real estate syndication business. The Corporate General Partner is a wholly-owned subsidiary of the J.C. Nichols Company. Nichols Resources, Ltd. issued 15,000 shares of common stock for $1,500,000 on August 22, 1988.

          James R. Hoyt (the Individual General Partner), age 59, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

          Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. and Secured Investment Resources Fund, L.P. II. Since 1983, Mr. Hoyt has been involved as the Individual General Partner in ten specified real estate private placement offerings.
          As of December 31, 1996, these partnerships, including Secured Investment Resources Fund, L.P. III, have raised a total of $60,709,750.

          SIR Partners III, L.P. f/k/a Hoyt Partners III, L.P., (the Partnership General Partner) is a limited partnership organized on February 23, 1988 under the statutes of the State of Missouri. James R. Hoyt is the General Partner. The Partnership was formed for the purpose of acting as a general partner and acquisition agent of Secured Investment Resources Fund, L.P. III.

Item 11.  Management Compensation

          During 1996, The partnership paid $137,449 in fees to related parties for property management services.

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



(The remainder of this page intentionally left blank.)

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1)    The following Financial Statements of Secured
                    Investment Resources Fund, L.P. III, are included in Item 8:

          SECURED INVESTMENT RESOURCES FUND, L.P.III        Page

           (i)      Independent Auditors' Report              9

          (ii)      Consolidated Balance Sheets -
                     December 31, 1996 and 1995             10-11

         (iii)      Consolidated Statements of Operations -
                     Years Ended December 31, 1996,
                     1995, and 1994                           12

          (iv)      Consolidated Statements of Partnership
                     Capital - Years Ended December 31,
                     1996, 1995, and 1994                     13

          (v)      Consolidated Statements of Cash Flows -
                     Years Ended December 31, 1996,
                     1995, and 1994                          14-15

          (vi)      Notes to Consolidated Financial
                     Statements                              16-25

          (a)(2)    The following Financial Statement Schedules as
                       part of this report:

          (i)       Schedule II - Allowance For Doubtful
                    Accounts                                  31

          (ii)      Schedule III - Real Estate and
                    Accumulated Depreciation                 32-33


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

Secured Investment Resources Fund L.P. III
Schedule II - Allowance for Doubtful Accounts
December 31, 1996

             Balance at                      Bad Debt Write     Balance at
            Beginning of     Charged to      Offs Deducted         End
               Period        Operations      From Allowance     of Period

For Years Ended Dec 31,
     1994       $21,000      $(13,186)         $       ---         $ 7,814
     1995       $ 7,814      $(   664)         $       ---         $ 7,150
     1996       $ 7,150      $  4,850          $       ---         $12,000

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



                   By: SIR Partners III, L.P.
                        as General Partner


                   By:
                             James R. Hoyt
                        as Individual General Partner


                   Date:

    Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which have not Registered Securities Pursuant to Section 12 of the Act.

    No annual report or proxy material has been sent to security holders
PAGE>
                    SIGNATURES


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


                   Date:     April 11, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   By: SIR Partners III, L.P.
                        as General Partner


                   By:  /s/ James R. Hoyt
                             James R. Hoyt
                        as Individual General Partner


                   Date:     April 11, 1997

    Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which have not Registered Securities Pursuant to Section 12 of the Act.

    No annual report or proxy material has been sent to security holders.

Secured Investment Resources Fund, L.P. III
Schedule III - Real Estate & Accumulated Depreciation
December 31, 1996
                                                        Initial Cost to Partnership  (a)       Subsequent to Acquisition
                                                                Buildings &      Furniture                   Reduction
                                  Encumbrances         Land     Improvements     Equipment    Improvements  of Basis (B)
Garden Apartments:
   KC Club Apartments             $ 4,451,382     $       ---   $ 4,775,465    $   295,527   $  185,794     $(216,021)
   Kansas City, MO

   Green Hills Bike Club            8,479,621         430,937     9,988,057        832,619      313,926      (576,842)
   Kansas City, MO

Other Equipment                           ---             ---           ---            ---       12,180           ---
    TOTALS                        $12,931,003     $   430,937   $14,763,522    $ 1,128,146   $  511,900     $(792,863)

<CAPTIONS>
                                                   Gross Amount at Which
                                                 Carried at Close of Period
                                                    Buildings &   Furniture                   Accumulated     Date      Depreciation
                                       Land        Improvements   Equipment        Total     Depreciation  Acquired       Life
Garden Apartments:
   KC Club Apartments             $               $ 4,641,246   $   399,520    $ 5,040,766   $1,478,685   30-Jun-89    30 Yrs <F1>
   Kansas City, MO                                                                                                      5 Yrs <F2>

   Greenhills Bike Club               407,226       9,521,227     1,060,243     10,988,696    3,241,208   27-Oct-89    30 Yrs <F1>
   Kansas City, MO                                                                                                      5 Yrs <F2>

   Other Equipment                        ---            ---         12,180         12,180       12,180                 5 Yrs <F2>

                                  $   407,226     $14,162,473   $ 1,471,943    $16,041,642   $4,732,073

<F1> Estimated useful life of buildings.
<F2> Estimated useful life of furniture and fixtures.

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

(c)   Reconciliation of Real Estate Owned:
                                                                Buildings &   Furniture &
                                            Total         Land  Improvements    Equipment
Balance at January 1, 1994            $15,687,731   $  407,226  $ 14,094,982  $ 1,185,523
  Additions during year:
    Reclassifications                         ---          ---           ---          ---
    Improvements                           87,282                     37,572       49,710

Balance at December 31, 1994           15,775,013      407,226    14,132,554    1,235,233
  Additions during year:
    Improvements                          164,484          ---        21,756      142,728

Balance at December 31, 1995           15,939,497      407,226    14,154,310    1,377,961
  Additions during year:                      ---          ---           ---          ---
    Improvements                          102,145          ---         8,163       93,982

Balance at December 31, 1996          $16,041,642   $  407,226   $14,162,473   $1,471,943

(d) Reconciliation of Accumulated Depreciation:

Balance at January 1, 1994             $3,047,587  $       ---    $2,096,903   $  950,684
  Additions during year:
    Depreciation Expense                  647,836          ---       477,883      169,953
Balance at December 31, 1994            3,695,423          ---     2,574,786    1,120,637
  Additions during year:
    Depreciation Expense                  507,242          ---       437,578       69,664
Balance at December 31, 1995            4,202,665          ---     3,012,364    1,190,301
  Additions during year:
    Depreciation Expense                  529,408          ---       435,991       93,417
Balance at December 31, 1996           $4,732,073  $       ---    $3,448,355   $1,283,718

(e)  The total gross amount of real estate at December 31, 1996 includes
     $566,888 of acquisition fees paid to affiliates.