Form 10-Q
period 1997-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1997-10-17
CIK 839638

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       March 31, 1997

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


                                        Index


PART I.  FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- March 31, 1997
           and December 31, 1996                               3-4

          Consolidated Statements of Operations -- Three
           Ended March 31, 1997 and 1996                        5
          Consolidated Statements of Partnership Capital --
           Three Months Ended March 31, 1997 and
           the Years Ended December 31, 1996 and 1995            6

          Consolidated Statements of Cash Flows -- Three
           Months Ended March 31, 1997 and 1996                 7

          Notes to Consolidated Financial Statements           8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults Upon Senior Securities                       11


Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                      12

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                          March 31,
                                            1997         December 31,
                                         (Unaudited)         1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,569,699    $  14,569,699
  Furniture, fixtures, and equipment        1,481,980        1,471,943
                                           16,051,679       16,041,642

  Less accumulated depreciation             4,866,480        4,732,073
                                           11,185,199       11,309,569

RESTRICTED DEPOSIT
  Certificate of Accrual on
   Treasury Security                          915,651          898,023
   Restricted Reserve Fund                     48,947           34,490
                                              964,598          932,513

OTHER ASSETS
  Cash                                        160,582           82,985
  Rents and other receivables, less
   allowance of $27,950 in 1997 and
   $12,000 in 1996                             10,102            5,106
  Prepaid expenses, deposits and other         16,363           29,161
  Due from related parties (Note C)
    Note Receivable                            80,121           78,345
    Syndication Costs                          21,751           21,751
  Debt issuance costs, net of
   accumulated amortization of
   $47,440 in 1997 and $31,647
   in 1996                                    281,599          289,913
                                              570,518          507,261

      TOTAL ASSETS                      $  12,720,315    $  12,749,343

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                           March 31,
                                            1997          December 31,
                                         (Unaudited)          1996
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                $  12,919,705    $  12,931,003
  Accounts payable and
   accrued expenses                           231,415          244,253
  Accrued interest                            571,769          527,106
  Unearned revenue                             26,175           30,360
  Tenant security deposits                    104,974          102,050

      TOTAL LIABILITIES                    13,854,038       13,834,772

PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (50,492)         (50,009)
                                              (48,492)         (48,009)
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (5,000,315)      (4,952,504)
                                           (1,085,231)      (1,037,420)
      TOTAL PARTNERSHIP DEFICIT            (1,133,723)      (1,085,429)

                                        $  12,720,315    $  12,749,343


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended
                                            March 31,
                                      1997         1996
REVENUES
  Rents                            $  698,950    $ 681,634
  Interest                             19,476       24,259
                                      718,426      705,893
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                           258,960      284,376
  General and
   administrative
   expenses                            13,074       14,929
  Professional services                20,968       39,525
  Management Fees                      34,298       33,581
                                      327,300      372,411

  NET OPERATING INCOME                391,126      333,482

NON-OPERATING EXPENSES
  Interest                            289,200      233,255
  Depreciation and
   amortization                       150,220      131,459
                                      439,420      364,714

PARTNERSHIP LOSS                    $ (48,294)   $ (31,232)

Allocation of loss:
  General Partners                       (483)        (312)
  Limited Partners                    (47,811)     (30,920)

                                    $ (48,294)   $ (31,232)

Partnership loss per
 limited partnership
  unit                              $   (4.94)   $   (3.19)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Three Months Ended March 31, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                     General       Limited
                                     Partners      Partners        Total

Balances at January 1, 1995         $   (42,514)  $  (493,349)  $ (535,863)

Partnership loss                         (1,715)     (169,844)     (171,559)

Balances at December 31, 1995           (44,229)     (663,193)     (707,422)

Partnership loss                         (3,780)     (374,227)     (378,007)

Balances at December 31, 1996           (48,009)   (1,037,420)   (1,085,429)

Partnership loss                           (483)      (47,811)      (48,294)

Balances at March 31, 1997         $    (48,492) $ (1,085,231)  $(1,133,723)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                1997            1996
OPERATING ACTIVITIES
  Partnership loss                            $  (48,294)   $  (31,232)
  Adjustments to reconcile partnership
   loss to net cash provided by
   operating activities:
     Depreciation and amortization               150,218       131,459
     Provision for losses on rents
      and other receivables                       15,950          (250)
  Changes in assets and liabilities:
    Rent and other receivables                   (20,946)          735
    Prepaid expenses, deposits, and other         12,798         9,989
    Accounts payable and
     accrued expenses                            (12,837)         (868)
    Accrued interest                              44,663       (15,339)
    Unearned revenue                              (4,184)       (5,680)
    Tenant security deposits                       2,924         1,484

NET CASH PROVIDED BY OPERATING ACTIVITIES        140,292        90,298

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                         (10,036)      (26,813)
  Restricted Reserve Funds                       (14,457)            0
  Interest earned on certificate
   of accrual on Treasury Security               (17,629)      (17,629)

NET CASH USED IN INVESTING ACTIVITIES            (42,122)      (44,442)

FINANCING ACTIVITIES
  Note Receivable from Related Party              (1,776)        2,440
  Principal payments on long-term debt           (11,297)            0
  Debt issuance costs                             (7,500)      (57,500)

NET CASH USED IN FINANCING ACTIVITIES            (20,573)      (55,060)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 77,597        (9,204)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                        82,985       486,886

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   160,582   $   477,682

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                     March 31,    December 31,
                                       1997          1996
Collateralized by Investment
  Property:

  First Mortgages:
    Greenhills Bicycle Club
      Apartments                   $ 8,068,323    $ 8,082,102
    KC Club Apartments               4,451,382      4,451,382
  Second Mortgage:
    Greenhills Bicycle Club
      Apartments                       400,000        397,519

                                   $12,919,705    $12,931,003


Interest expense totaled $289,200 and $233,255 during the first quarter of 1997 and 1996, respectively.

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

                                           March 31,
                                      1997            1996

Property management fees           $   34,298     $     33,581

Amounts due from related parties consist of the following:

                                     March 31,    December 31,
                                       1997           1996
General Partners -- Excess
 Syndication Costs                 $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             80,871         78,345
                                   $    101,872   $    100,096


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.




(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first three months increased $13,000 (1.8%) when compared to the same period in 1996. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1997.

     General and administrative expenses decreased $2,000 (0.1%) and property operating expenses decreased $25,000 (8.9%) when compared to the first three months of last year.

     Interest expense increased $56,000 (24.0%) and depreciation and amortization increased $19,000 (14.3%) when compared to the first three months of last year.

     The Partnership anticipates that the operating results for the first three months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first three months of 1997, $140,300 of working capital was provided by operations, $42,000 was consumed in investing activities and $20,600 was used for financing activities.

     The Partnership is currently past due on the mortgage secured by K C Club Apartments. Cash generated by increased occupancy will be used to service this mortgage. The Partnership is engaged in negotiations related to the restructure of this debt and it is anticipated that a restructure will be completed in 1997.

     Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1997 cash flow from operations will continue to improve because of strong occupancy, rental rate increases, and stabilized expenses.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended March 31, 1997.

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


                    Date: May 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date: May 15, 1997

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


                    Date: May 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date: May 15, 1997