Form 10-Q
period 1997-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1997-10-17
CIK 839638

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       June 30, 1997

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

                                        Index


PART I.  FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- June 30, 1997
           and December 31, 1996                               3-4

          Consolidated Statements of Operations -- Three
           and Six Months Ended June 30, 1997
           and 1996                                             5

          Consolidated Statements of Partnership Capital --
           Six Months Ended June 30, 1997 and
           the Years Ended December 31, 1996 and 1995            6

          Consolidated Statements of Cash Flows -- Six
           Months Ended June 30, 1997 and 1996                  7

          Notes to Consolidated Financial Statements           8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults Upon Senior Securities                       11


Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS
                                          June 30,
                                            1997         December 31,
                                         (Unaudited)         1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,573,829    $  14,569,699
  Furniture, fixtures, and equipment        1,493,411        1,471,943
                                           16,067,240       16,041,642

  Less accumulated depreciation            (5,000,885)       4,732,073
                                           11,066,355       11,309,569

RESTRICTED DEPOSIT
  Certificate of Accrual on
   Treasury Security                          933,280          898,023
   Restricted Reserve Fund                     63,594           34,490
                                              996,874          932,513

OTHER ASSETS
  Cash                                        217,379           82,985
  Rents and other receivables, less
   allowance of $31,400 in 1997 and
   $12,000 in 1996                             13,553            5,106
  Prepaid expenses, deposits and other         59,612           29,161
  Due from related parties (Note C)
    Note Receivable                            81,937           78,345
    Syndication Costs                          21,751           21,751
  Debt issuance costs, net of
   accumulated amortization of
   $63,254 in 1997 and $31,627
   in 1996                                    274,786          289,913
                                              669,018          507,261

      TOTAL ASSETS                      $  12,732,247    $  12,749,343

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                           June 30,
                                            1997          December 31,
                                         (Unaudited)          1996
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                $  12,905,614    $  12,931,003
  Accounts payable and
   accrued expenses                           300,656          244,253
  Accrued interest                            608,240          527,106
  Unearned revenue                             22,480           30,360
  Tenant security deposits                    100,126          102,050

      TOTAL LIABILITIES                    13,937,116       13,834,772

PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (51,203)         (50,009)
                                              (49,203)         (48,009)
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (5,070,750)      (4,952,504)
                                           (1,155,666)      (1,037,420)
      TOTAL PARTNERSHIP DEFICIT            (1,204,869)      (1,085,429)

                                        $  12,732,247    $  12,749,343

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Six Months Ended           Three Months Ended
                                 June 30,                    June 30,
                           1997           1996          1997         1996


REVENUES
  Rents                 $ 1,395,189   $ 1,355,789    $ 696,239   $  674,155
  Interest                   39,351        47,414       19,875       23,155
                          1,434,540     1,403,203      716,114      697,310

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                 544,691       595,754      285,731      311,378
  General and
   administrative
   expenses                  23,876        36,777       10,802       21,848
  Professional services      43,870        73,397       22,902       33,872
  Management Fees            68,464        67,437       34,166       33,856
                            680,901       773,365      353,601      400,954

  NET OPERATING INCOME      753,639       629,838      362,513      296,356

NON-OPERATING EXPENSES
  Interest                  572,640       447,925      283,440      214,670
  Depreciation and
   amortization             300,439       262,756      150,219      131,297
                            873,079       710,681      433,659      345,967


PARTNERSHIP LOSS         $ (119,440)   $  (80,843)   $ (71,146)    $(49,611)

Allocation of loss:
  General Partners           (1,194)         (808)        (711)        (496)
  Limited Partners         (118,246)      (80,035)     (70,435)     (49,115)

                         $ (119,440)   $  (80,843)  $  (71,146)    $(49,611)
Partnership loss per
 limited partnership
  unit                   $   (12.21)   $    (8.26)  $    (7.27)    $  (5.07)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Six months Ended June 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                     General       Limited
                                     Partners      Partners        Total

Balances at January 1, 1995         $   (42,514)  $  (493,349) $  (535,863)

Partnership loss                         (1,715)     (169,844)     (171,559)

Balances at December 31, 1995           (44,229)     (663,193)     (707,422)

Partnership loss                         (3,780)     (374,227)     (378,007)

Balances at December 31, 1996           (48,009)   (1,037,420)   (1,085,429)

Partnership loss                         (1,194)     (118,246)     (119,440)

Balances at June 30, 1997           $   (49,203)  $(1,155,666)  $(1,204,869)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   Six Months Ended
                                                       March 31,
                                                1997            1996
OPERATING ACTIVITIES
  Partnership loss                            $ (119,440)   $  (80,843)
  Adjustments to reconcile partnership
   loss to net cash provided by
   operating activities:
     Depreciation and amortization               300,440       262,756
     Provision for losses on rents
      and other receivables                       19,400         5,100
  Changes in assets and liabilities:
    Rent and other receivables                   (27,847)       (7,362)
    Prepaid expenses, deposits, and other        (30,452)      (29,223)
    Accounts payable and
     accrued expenses                             56,403       (88,341)
    Accrued interest                              81,133       (57,545)
    Unearned revenue                              (7,880)         (513)
    Tenant security deposits                      (1,924)       14,079

NET CASH PROVIDED BY OPERATING ACTIVITIES        269,833        18,108

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                         (25,598)      (53,908)
  Restricted Reserve Funds                       (29,104)          ---
  Interest earned on certificate
   of accrual on Treasury Security               (35,257)      (35,257)

NET CASH USED IN INVESTING ACTIVITIES            (89,959)      (89,165)

FINANCING ACTIVITIES
  Note Receivable from Related Party              (3,592)        2,440
  Principal payments on long-term debt           (25,388)            0
  Debt issuance costs                            (16,500)      (74,425)

NET CASH USED IN FINANCING ACTIVITIES            (45,480)      (71,985)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (134,394)     (143,042)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                        82,985       486,886

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   217,379   $   343,844


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                      June 30,    December 31,
                                       1997          1996
Collateralized by Investment
  Property:

  First Mortgages:
    Greenhills Bicycle Club
      Apartments                   $ 8,054,232    $ 8,082,102
    KC Club Apartments               4,451,382      4,451,382
  Second Mortgage:
    Greenhills Bicycle Club
      Apartments                       400,000        397,519

                                   $12,905,614    $12,931,003


Interest expense totaled $572,640 and $447,925 during the first six months of 1997 and 1996, respectively.

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

                                             June 30,
                                      1997            1996

Property management fees           $   68,464     $     67,437

Amounts due from related parties consist of the following:

                                   September 30,  December 31,
                                       1997           1996

General Partners -- Excess
 Syndication Costs                 $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             81,937         78,345
                                   $    103,688   $    100,096


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first six months increased $31,300 (2.2%) when compared to the same period in 1996. This increase is due to a stronger rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved, with fewer rent concessions, and should continue through the remainder of 1997.

     General and administrative expenses decreased $12,900 (35.1%) and property operating expenses decreased $51,100 (8.6%) when compared to the first six months of last year.

     Interest expense increased $124,700 (27.8%) and depreciation and amortization increased $37,700 (14.3%) when compared to the first six months of last year.

     The Partnership anticipates that the operating results for the first six months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first six months of 1997, $269,800 of working capital was provided by operations, $90,000 was consumed in investing activities and $45,500 was used for financing activities.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended June 30, 1997.

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


                    Date: August 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date: August 15, 1997

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


                    Date: August 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date: August 15, 1997