Form 10-Q
period 1997-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1997-12-23
CIK 839638

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          September 30, 1997

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


                                   Index


PART I.  FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- September 30, 1997
           and December 31, 1996                               3-4

          Consolidated Statements of Operations -- Three
           and Nine Months Ended September 30, 1997
           and 1996                                              5

          Consolidated Statements of Partnership Capital --
           Nine Months Ended September 30, 1997 and
           the Years Ended December 31, 1996 and 1995            6

          Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1997 and 1996              7

          Notes to Consolidated Financial Statements           8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults Upon Senior Securities                       11


Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                         September 30,
                                            1997         December 31,
                                         (Unaudited)         1996

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  14,587,617    $  14,569,699
  Furniture, fixtures, and equipment        1,502,974        1,471,943
                                           16,090,591       16,041,642

  Less accumulated depreciation             5,135,292        4,732,073
                                           10,955,299       11,309,569

RESTRICTED DEPOSIT
  Certificate of Accrual on
   Treasury Security                          950,908          898,023
   Restricted Reserve Fund                     78,481           34,490
                                            1,029,389          932,513

OTHER ASSETS
  Cash                                        263,551           82,985
  Rents and other receivables, less
   allowance of $39,200 in 1997 and
   $12,000 in 1996                             10,710            5,106
  Prepaid expenses, deposits and other         42,810           29,161
  Due from related parties (Note C)
    Note Receivable                            83,794           78,345
    Syndication Costs                          21,751           21,751
  Debt issuance costs, net of
   accumulated amortization of
   $79,067 in 1997 and $31,627
   in 1996                                    258,972          289,913
                                              681,588          507,261

      TOTAL ASSETS                      $  12,666,276    $  12,749,343

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                        September 30,
                                            1997          December 31,
                                         (Unaudited)          1996

LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                $  12,888,368    $  12,931,003
  Accounts payable and
   accrued expenses                           331,658          244,253
  Accrued interest                            622,168          527,106
  Unearned revenue                             20,991           30,360
  Tenant security deposits                    107,390          102,050

      TOTAL LIABILITIES                    13,970,575       13,834,772

PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                       2,000            2,000
    Partnership deficit                       (52,198)         (50,009)
                                              (50,198)         (48,009)
  Limited Partners
    Capital contributions                   3,915,084        3,915,084
    Partnership deficit                    (5,169,185)      (4,952,504)
                                           (1,254,101)      (1,037,420)
      TOTAL PARTNERSHIP DEFICIT            (1,304,299)      (1,085,429)

                                        $  12,666,276    $  12,749,343



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Nine Months Ended           Three Months Ended
                             September 30,                September 30,
                           1997           1996          1997         1996

REVENUES
  Rents                 $ 2,070,788   $ 2,072,300    $ 675,599   $  716,511
  Interest                   60,398        70,994       21,047       23,580
                          2,131,186     2,143,294      696,646      740,091

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                 847,451       894,770      302,760      299,016
  General and
   administrative
   expenses                  38,919        54,883       15,043       18,106
  Professional services      58,368        89,710       14,498       16,313
  Management Fees           101,934       102,890       33,470       35,453
                          1,046,672     1,142,253      365,771      368,888

  NET OPERATING INCOME    1,084,514     1,001,041      330,875      371,203

NON-OPERATING EXPENSES
  Interest                  852,725       849,473      280,085      401,548
  Depreciation and
   amortization             450,659       408,177      150,220      145,421
                          1,303,384     1,257,650      430,305      546,969


PARTNERSHIP LOSS         $ (218,870)   $  256,609    $ (99,430)   $(175,766)

Allocation of loss:
  General Partners           (2,189)       (2,566)        (994)      (1,758)
  Limited Partners         (216,681)     (254,043)     (98,436)    (174,008)

                         $ (218,870)   $ (256,609)  $  (99,430)   $(175,766)
Partnership loss per
 limited partnership
  unit                   $   (22.37)   $   (26.23)  $   (10.16)    $ (17.97)

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Nine months Ended September 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                         General       Limited
                                        Partners      Partners        Total

Balances at January 1, 1995         $   (42,514)  $  (493,349) $   (535,863)

Partnership loss                         (1,715)     (169,844)     (171,559)

Balances at December 31, 1995           (44,229)     (663,193)     (707,422)

Partnership loss                         (3,780)     (374,227)     (378,007)

Balances at December 31, 1996           (48,009)   (1,037,420)   (1,085,429)

Partnership loss                         (2,189)     (216,681)     (218,870)

Balances at September 30, 1997      $   (50,198)  $(1,254,101)  $(1,304,299)



See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   Nine Months Ended
                                                    September 30,
                                                  1997          1996
OPERATING ACTIVITIES
  Partnership loss                            $ (218,870)   $ (256,609)
  Adjustments to reconcile partnership
   loss to net cash provided by
   operating activities:
     Depreciation and amortization               450,659       408,176
     Provision for losses on rents
      and other receivables                       27,200         5,550
  Changes in assets and liabilities:
    Rent and other receivables                   (32,803)      (12,900)
    Prepaid expenses, deposits, and other        (13,649)      (12,948)
    Accounts payable and
     accrued expenses                             87,405      (255,916)
    Accrued interest                              95,062       133,433
    Unearned revenue                              (9,369)         (846)
    Tenant security deposits                       5,340        20,971

NET CASH PROVIDED BY OPERATING ACTIVITIES        390,975        28,911

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                         (48,948)      (77,218)
  Restricted Reserve Funds                       (43,991)      (15,225)
  Interest earned on certificate
   of accrual on Treasury Security               (52,886)      (52,886)

NET CASH USED IN INVESTING ACTIVITIES           (145,825)     (145,329)

FINANCING ACTIVITIES
  Note Receivable from Related Party              (5,450)       (1,978)
  Principal payments on long-term debt           (42,634)   (8,404,424)
  Proceeds from issuance of debt                       0     8,500,000
  Debt issuance costs                            (16,500)     (323,179)

NET CASH USED IN FINANCING ACTIVITIES            (64,584)     (229,581)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                180,566      (345,999)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                        82,985       486,886

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                   $   263,551   $   140,887

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:

                                   September 30,  December 31,
                                       1997          1996
Collateralized by Investment
  Property:

  First Mortgages:
    Greenhills Bicycle Club
      Apartments                   $ 8,039,822    $ 8,082,102
    KC Club Apartments               4,451,382      4,451,382
  Second Mortgage:
    Greenhills Bicycle Club
      Apartments                       397,164        397,519

                                   $12,888,368    $12,931,003


Interest expense totaled $852,725 and $849,473 during the first nine months of 1997 and 1996, respectively.

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

                                         September 30,
                                      1997            1996

Property management fees           $  101,934     $    102,890

Amounts due from related parties consist of the following:

                                   September 30,  December 31,
                                       1997           1996

General Partners -- Excess
 Syndication Costs                 $     21,751   $     21,751
Secured Investment Resources
  Fund, L.P.                             83,794         78,345
                                   $    105,545   $    100,096


NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.


(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Total revenues for the first nine months decreased $12,100 (0.6%) when compared to the same period in 1996. This decrease is due to a weaker rental market.

     General and administrative expenses decreased $16,000 (29.1%) and property operating expenses decreased $47,300 (5.3%) when compared to the first nine months of last year.

     Interest expense increased $3,300 (0.4%) and depreciation and amortization increased $42,500 (10.4%) when compared to the first nine months of last year.

     The Partnership anticipates that the operating results for the first nine months will be representative of the results for the remaining portion of the year.

     Liquidity and Capital Resources

     During the first nine months of 1997, $391,000 of working capital was provided by operations, $146,000 was consumed in investing activities and $65,000 was used for financing activities.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         The Partnership filed no report on Form 8-K during the quarter ended September 30, 1997.

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


                    Date: November 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:
                             James R. Hoyt
                         as Individual General Partner


                    Date: November 15, 1997

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


                    Date: November 15, 1997



                    By:  Hoyt Partners III, L.P.
                         as General Partner


                    By:        /s/ James R. Hoyt
                             James R. Hoyt
                         as Individual General Partner


                    Date: November 15, 1997