Form 10-K
period 1997-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1998-10-27
CIK 839638

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period   ________________________ to ________________________
Commission File Number      33-24235

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
             (Exact name of registrant as specified in its charter)

                 Missouri                              48-6291172
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

    1100 Main, Suite 2100 Kansas City, Missouri         64105
      (Address of principal executive offices)        (Zip Code)

      (Registrant's telephone number,               (816) 421-4670
           including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests ("Units")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

Item 1. Business

     Secured Investment Resources Fund, L.P. III ("Partnership") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. SIR Partners III, L.P., a Missouri limited partnership, Nichols Resources Ltd., a Missouri corporation and James R. Hoyt, an individual, are the General Partners. James R. Hoyt is the Managing General Partner. The Partnership has no predecessors or subsidiaries.

     On July 31, 1998, Nichols Resources, Ltd., a General Partner, filed Form 8-K with the SEC describing a Settlement Agreement and Mutual Release between James R. Hoyt, Managing General Partner; SIR Partners III, L.P., a General Partner and Nichols Resources, Ltd., also a General Partner. Under terms of the agreement, James R. Hoyt and SIR Partners III have agreed to withdraw as General Partners of the partnership (as described in item 12). This settlement is expected to have a positive future impact on the Partnership.

     The Partnership was formed to engage in the business of acquiring, improving, developing, operating and holding for investment income producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation of Partnership properties; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties.

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

     As of December 31, 1997, the Partnership has made cash distributions to Limited Partners of $363,928 for the period April 1, 1989 through December 31, 1997. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

     As of December 31, 1997, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. James R. Hoyt, a General Partner, is a shareholder in SPECS, Inc.

     As of December 31, 1997, the Partnership was in negotiation with the mortgage holder on KC Club Apartments concerning a restructure of that debt. More favorable interest rates and possible principal write downs were under consideration. Due to the inability to restructure the debt, on January 7, 1998 the property was lost to foreclosure (as described in Note L).

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

Item 2. Properties

     The following table sets forth the investment portfolio of the Partnership at December 31, 1997:

                                                                     Average
                                Properties at                      Occupancy(*)
Property           Description   Initial Cost     Date Acquired     Percentage

                                                                   1997   1996

KC Club Apartments
Kansas City, MO     200 units   $ 5,070,992       June 14, 1989     84%    88%

Greenhills Bicycle
Club Apartments
Kansas City, MO     312 units   $11,251,613       Oct. 27, 1989     91%    91%


(*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.

The encumbrances against each property are described in Note C.

Item 3. Legal Proceedings.

     As of December 31, 1997, the Partnership was in negotiations with the mortgage holder on KC Club Apartments concerning a restructure of that debt. More favorable interest rates and possible principal write downs were under consideration. Due to the inability to restructure the debt, on January 7, 1998 the property was lost to foreclosure.

     The assets and liabilities as of December 31, 1997 that were applicable to the foreclosed property approximated the following:

   Investment properties, net of accumulated depreciation            $3,388,000
   Other assets                                                          84,000
   Mortgage payable, including accrued interest                      (3,992,000)
   Other liabilities                                                   (259,000)

   Rental revenue for the KC Club Apartments for the year ended December 31, 1997 was $853,000 while operating expenses (including interest) were $1,160,000.

Item 4. Submission of Matters to a Vote for Security Holders.

     None


                                     PART II

Item 5. Market for  Registrant's  Common Equity and Related Security Holder
        Matters

     (A) There is no established public trading market for the Units of the Partnership. (B) There have been no distributions the last three years. (C ) As of December 31, 1997, the Partnership had admitted 539 Limited Partners who purchased 9,685 units.


             (The remainder of this page intentionally left blank.)

Item 6. Selected Financial Data,


OPERATING DATA
(In Thousands)                     1997        1996        1995        1994        1993
                                  -----       -----       -----       -----       -----
Rents ......................   $  2,791    $  2,768    $  2,697    $  2,299    $  2,261
Interest and earnings on
  investments ..............        196          90         128         106         103
Property operating
  expense ..................      1,473       1,504       1,560       1,454       1,260
Interest expense ...........      1,113       1,126         925         931         974
Depreciation/
   Amortization ............        605         606         512         648         711
                               --------    --------    --------    --------    --------

Partnership Loss ...........       (204)       (378)       (172)       (628)       (581)
                               ========    ========    ========    ========    ========


PER LIMITED PARTNERSHIP UNIT
Partnership Loss (1) .......   $ (20.87)   $ (38.64)   $ (17.54)   $ (64.23)   $ (59.39)
                               ========    ========    ========    ========    ========

Cash Distribution ..........   $   --      $   --      $   --      $   --      $   --
                               ========    ========    ========    ========    ========

BALANCE SHEET DATA
(In Thousands)                     1997        1996        1995        1994        1993
                                  -----       -----       -----       -----       -----
Total Assets ...............   $ 11,617    $ 12,749    $ 13,223    $ 14,227    $ 14,779
Mortgage Debt ..............   $ 12,344    $ 12,931    $ 12,851    $ 13,737    $ 13,770


     (1) Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding (9,685 units for each period).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations-Cont'd

     Revenue for the Partnership increased in 1997 to $2,987,000 compared to $2,858,000 (4.5%) in 1996. This increased revenue was the result of an increase in gross possible rental rates. During 1997 the operating and administrative costs decreased $31,000 (2.1%) primarily in the areas of services, payroll and marketing.

     Interest expense decreased from $1,126,000 in 1996 to $1,112,000 (1.2%) in 1997. Depreciation and amortization expense decreased from $606,000 to $605,000. The 1997 net loss decreased by $174,000 (46.0%).

     Revenue for the Partnership was $2,858,000 for 1996 as compared to $2,825,000 (1.2%) in 1995. During 1996 the operating costs decreased $44,000 (3.4%) primarily in the areas of services, marketing, and payroll.

     Interest expense increased from $925,000 in 1995 to $1,126,000 (21.7%) in 1996. Depreciation and amortization increased from $512,000 to $606,000 (18.3%). The 1996 net loss increased by $206,000 (120.3%).

     Total expenses decreased $56,000 (3.5%) for 1996 operations compared to 1995 results. The decrease in expenses was primarily due to a decrease in administrative, marketing, and payroll costs.

     The Partnership anticipates that 1998 operations will improve as the result of the foreclosure of the KC Club Apartments and of planned increases in rental rates and decreased promotional rental incentives at the Greenhills Bicycle Club Apartments. This planned increase in net rental income will be coupled with a close monitoring of costs.

     Due to the inability to renegotiate loan terms with the lender, the KC Club Apartments was foreclosed in 1998. It is anticipated that this will result in a decrease in revenue with a corresponding decrease in expenses. The 1997 rental revenue for the KC Club was $853,000 and expenses (including interest) were $1,160,000.

     Liquidity and Sources of Capital

     During 1997, the primary source of working capital was provided by investing activities in the amount of $887,000. Operations used $59,000, and financing activities used $594,000. During the year accounts payable and accrued expenses increased by $56,000 and accrued interest decreased by $386,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Sources of Capital - Cont'd

     As a result of declining cash flows for KC Club Apartments, on August 1, 1997, the certificate of accrual (as described in note D) was sold. The proceeds of $1,083,000 were used to pay $553,000 of accrued interest and $530,000 of delinquent principal on the property. The cash generated from operations for that property was insufficient to service the mortgage under the existing payment requirements. The General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure.

     During 1996, the primary source of working capital was provided by existing cash balances. Operations provided $49,000, investing activities consumed $207,000, and financing activities used $246,000. During 1996 accounts payable and accrued expenses decreased $339,000 and accrued interest payable increased by $142,000.

     On July 8, 1996 the Partnership refinanced the matured $8,400,000 first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001 (5 years).

     In addition, a second mortgage note was signed by the Partnership. The terms of the note were $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The note can be prepaid at a discount. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note.

     The funds advanced by the Partnership to Secured Investment Resources Fund, L.P. began to be repaid, including 9% interest, in May, 1995. No principal or interest payments were received in 1997, while interest accrued into the note balance was $7,349.

     As a result of the foreclosure of the KC Club Apartments, the liquidity and financial condition of the Partnership is expected to improve. The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage on the property. The 1997 Net Operating Income after interest expense of the remaining property, The Greenhills Bicycle Club Apartments, was $395,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     One Time Gain on Sale of Investment

     The Partnership recorded a one time gain on the sale of an investment of $114,531. The Certificate of Accrual (as described in Note D.) was sold on August 1, 1997 for $1,083,068. The recorded value of the Certificate of Accrual was $968,537, resulting in a one time gain on the sale of $114,531.

     Year 2000

     The Partnership is currently dependant upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. It is anticipated that the General Partners and SPECS will have to modify or replace portions of their software so that the computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than January, 1999. It is anticipated that SPECS will install a Year 2000 compliant software system at the property by that date. The cost of the conversion is not anticipated to be material. The general partners believe that with modifications to existing software and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partners also believe that if such conversions are not made, or are not completed timely, the Year 2000 issue would not have a material impact on the operations of the Partnership.

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

     New Accounting Standards

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     New Accounting Standards - Cont'd.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Partnership anticipates no impact of SFAS No. 131 on future financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

     The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

     In June 1998, the Financial Accounting Standards Board Issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize "all" derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative "not" designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Item 8. Financial Statements and Supplementary Data


                   SECURED INVESTMENT RESOURCES FUND, L.P. III


            Index
                                                                           Page
Independent Auditors' Report                                                11

Financial Statements:

   Consolidated Balance Sheets - December 31,                             12-13
        1997 and 1996

   Consolidated Statements of Operations -
        Years ended December 31, 1997, 1996 and 1995                         14

   Consolidated Statements of Partnership Deficit
        Years ended December 31, 1997, 1996 and 1995                         15

   Consolidated Statements of Cash Flows -
        Years ended December 31, 1997, 1996 and 1995                      16-17

   Notes to Consolidated Financial Statements                             18-27

                          INDEPENDENT AUDITORS' REPORT
The Partners
Secured Investment Resources Fund, L.P. III
Mission, KS

     We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. III and affiliated companies as of December 31, 1997 and 1996, and the related statements of operations, partnership deficit and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. III at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                                              s/ BDO Seidman LLP


St. Louis, Missouri
February 6, 1998

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS
                                                        December 31,
                                                    1997            1996
                                                ------------    ------------
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
 Land and buildings ........................    $ 14,591,003    $ 14,569,699
 Furniture, fixtures and equipment .........       1,516,980       1,471,943
                                                ------------    ------------
                                                  16,107,983      16,041,642
    Less accumulated depreciation ...........     (5,273,994)     (4,732,073)
                                                ------------    ------------
                                                  10,833,989      11,309,569



RESTRICTED DEPOSITS
 Certificate of Accrual on
  Treasury Security (Notes C and D)                      --           898,023
 Restricted Reserve Fund .........                     93,553          34,490
                                                 ------------    ------------
                                                       93,553         932,513

Cash ..................................               317,315          82,985
 Rents and other receivables, less
  allowance for doubtful accounts
  of $16,200 in 1997 and
  $12,000 in 1996 .....................                 7,347           5,106
Prepaid expenses and deposits ..........               30,695          29,161
Due from related parties (Notes F and G)
 Notes receivable .....................                85,694          78,345
 Syndication costs ....................                21,751          21,751
Debt issuance costs, net of
 accumulated amortization of
 $94,880 in 1997 and $31,627
 in 1996 ..............................               226,659         289,913
                                                 ------------    ------------
                                                      689,461         507,261
                                                 ------------    ------------
       TOTAL ASSETS .........................    $ 11,617,003    $ 12,749,343
                                                ============    ============

  See notes to consolidated financial statements.

  SECURED INVESTMENT RESOURCES FUND, L.P. III
  CONSOLIDATED BALANCE SHEETS--CONT'D


                                                           December 31,
                                                       1997            1996
                                                   ------------    ------------

LIABILITIES AND PARTNERSHIP DEFICIT

Mortgage debt (Note C) ......................     $ 12,344,460    $ 12,931,003
Accounts payable and accrued expenses --
 (Note H) .................................            300,653         244,253
Accrued interest ..............................        141,133         527,106
Unearned revenue ...........................            14,449          30,360
Tenant security deposits ...................           105,913         102,050
                                                  ------------    ------------

TOTAL LIABILITIES ..........................        12,906,608      13,834,772
                                                  ------------    ------------

PARTNERSHIP DEFICIT
General Partners
 Capital contributions ....................             2,000           2,000
 Partnership deficit ......................           (52,051)        (50,009)
                                                  ------------    ------------
                                                       (50,051)        (48,009)
                                                  ------------    ------------

Limited Partners
 Capital contributions ..................            3,915,084       3,915,084
 Partnership deficit ....................           (5,154,638)     (4,952,504)
                                                  ------------    ------------
                                                    (1,239,554)     (1,037,420)
                                                  ------------    ------------
TOTAL PARTNERSHIP DEFICIT .....................     (1,289,605)     (1,085,429)
                                                  ------------    ------------
TOTAL LIABILITIES & PARTNERSHIP DEFICIT ....      $ 11,617,003    $ 12,749,343
                                                  ============    ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                                   1997           1996           1995
                                            -----------    -----------    -----------
REVENUES
         Rents ..........................   $ 2,790,617    $ 2,767,870    $ 2,697,035
         Interest and other investment
             income .....................       196,127         90,428        128,763
                                            -----------    -----------    -----------
                                              2,986,744      2,858,298      2,825,798
                                            -----------    -----------    -----------

OPERATING AND ADMINISTRATIVE
         EXPENSES
           Property operating
             expenses ...................     1,189,480      1,177,374      1,222,240
           General and
             administrative
             expenses ...................        54,526         70,752         70,672
           Professional services (Note E)        91,873        118,896        136,955
           Management fees (Note E) .....       137,445        137,449        130,229
                                            -----------    -----------    -----------
                                              1,473,324      1,504,471      1,560,096
                                            -----------    -----------    -----------

           NET OPERATING INCOME .........     1,513,420      1,353,827      1,265,702

NON-OPERATING EXPENSES
           Interest .....................     1,112,421      1,126,256        925,019
           Depreciation and
             amortization ...............       605,175        605,578        512,242
                                            -----------    -----------    -----------
                                              1,717,596      1,731,834      1,437,261
                                            -----------    -----------    -----------


PARTNERSHIP LOSS ........................   $  (204,176)   $  (378,007)   $  (171,559)
                                            ===========    ===========    ===========

Allocation of loss
           General Partners .............   $    (2,042)   $    (3,780)   $    (1,715)
           Limited Partners .............      (202,134)      (374,227)      (169,844)
                                            -----------    -----------    -----------

                                            $  (204,176)   $  (378,007)   $  (171,559)
                                            ===========    ===========    ===========

Partnership loss per
limited partnership unit
                                            $  (20.87)   $    (38.64)   $    (17.54)
                                            ===========    ===========    ===========


        See notes to consolidated financial statements.


SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Years Ended December 31, 1997, 1996 and 1995

                                         General       Limited
                                         Partners      Partners        Total

Balances at January 1, 1995 ......   $   (42,514)   $  (493,349)   $  (535,863)
Partnership loss .................        (1,715)      (169,844)      (171,559)
                                     -----------    -----------    -----------
Balances at December 31, 1995 ....       (44,229)      (663,193)      (707,422)
Partnership loss .................        (3,780)      (374,227)      (378,007)
                                     -----------    -----------    -----------
Balances at December 31, 1996 ....       (48,009)    (1,037,420)    (1,085,429)
Partnership loss .................        (2,042)      (202,134)      (204,176)
                                     -----------    -----------    -----------
Balances at December 31, 1997 ....   $   (50,051)   $(1,239,554)   $(1,289,605)
                                     ===========    ===========    ===========

See notes to consolidated financial statements.

        SECURED INVESTMENT RESOURCES FUND, L.P. III
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                                    1997          1996          1995
OPERATING ACTIVITIES
    Partnership loss                            (204,176)     (378,007)   $ (171,559)
    Adjustments to reconcile
      partnership loss to net
      cash provided by (used in)
      operating activities:
         Depreciation and
           amortization                          605,175       605,578       512,242
         Gain on sale of certificate of
           accrual on Treasury security         (114,531)         --            --
         Provision for losses on rents
           and other receivables                   4,200         4,850          (664)
         Changes in assets
           and liabilities:
              Rent and other receivables          (6,441)       (6,171)       48,063
              Prepaid expenses and deposits       (1,534)       (1,992)       22,148
              Accounts payable and
                 accrued expenses                 56,400      (339,486)      (12,170)
              Accrued interest                  (385,973)      141,726       240,385
              Unearned revenue                   (15,911)        2,881        17,520
              Tenant security deposits             3,863        19,840         9,751
                                               ---------    ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                       (58,928)       49,219       665,716

INVESTING ACTIVITIES
    Improvements to investment properties        (66,341)     (102,145)     (164,484)
    Interest earned on certificate
     of accrual on Treasury security             (70,514)      (70,514)      (64,978)
    Proceeds from sale of certificate of
     accrual on Treasury security              1,083,068          --            --
    Restricted deposits                          (59,063)      (34,490)         --
                                              ----------    ----------    ----------
NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES                   887,150      (207,149)     (229,462)
                                              ----------    ----------    ----------

  SECURED INVESTMENT RESOURCES FUND, L.P. III
  CONSOLIDATED STATEMENTS OF CASH FLOWS--CONT'D

                                                       Years Ended December 31,
                                                       1997         1996         1995
                                                    ---------    ---------    ---------
FINANCING ACTIVITIES

    Debt issuance costs .........................  $(  --   )   $(321,890)   $    (235)
    Borrowings (payments) on debt ...............   (586,543)      79,621      (14,669)
         Received from related parties ..........       --           --         18,879
         Note receivable from related parties ...     (7,349)      (3,702)     (98,080)
                                                    ---------    ---------    ---------


NET CASH USED IN
FINANCING ACTIVITIES ............................   (593,892)    (245,971)     (94,105)
                                                    ---------    ---------    ---------

INCREASE/(DECREASE) IN CASH .....................    234,330     (403,901)     342,149
CASH BEGINNING OF PERIOD ........................     82,985      486,886      144,737
                                                    ---------    ---------    ---------
CASH END OF PERIOD ..............................  $ 317,315    $  82,985    $ 486,886
                                                    =========    =========    =========


See notes to consolidated financial statements.


SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business--Secured Investment Resources Fund, L.P. III ("Partnership") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. The Partnership has invested in two apartment complexes in the Metropolitan Kansas City Missouri area. It extends unsecured credit, subject to security deposits, to its tenants in both complexes. Tenant leases are generally subject to annual renewals. The General Partners' and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. The allocation of the 1% interest between the General Partners is discretionary. At such point in time cash distributions to the Limited Partners amount to their original invested capital plus interest at a rate of the greater of 12% (14% for those investors who subscribed for units on or before 90 days after December 7, 1988) or the increase in the consumer price index per annum, cumulative non-compounded on their adjusted invested capital, net income or loss will be allocated 15% to the General Partners and 85% to the Limited Partners.

     Consolidated Limited Partnerships--To satisfy the lender's requirements that real estate assets be in single asset partnerships, in 1996 the Partnership formed a new single asset partnership by the name of Bicycle Club Joint Venture, L.P. The Partnership retained the same partnership structure as Secured Investment Resources Fund, L.P. III, with Secured Investment Resources Fund, L.P. III being the sole Limited Partner. The result of operations of this single asset partnership have been consolidated with the Partnership.

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

     Debt Issuance Cost--Loan costs, when incurred, are capitalized by the Partnership. These costs are amortized over the term of the related loans.

     Restricted Deposits--Certificates of Accrual on Treasury Security were sold August 1, 1997. (As described in note D) These instruments are reported at cost, adjusted for accretion of discounts which approximates market. The accretion adjustment is recognized in interest income using the interest method over the period to maturity.

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

     New Accounting Standards-SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results of operations.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Partnership anticipates no impact of SFAS No. 131 on future financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

     The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

     In June 1998, the Financial Accounting Standards Board Issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize "all" derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative "not" designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:
                                                              December 31,
                                                          1997          1996
                                                     -----------   -----------
Cost (including capital improvements
subsequent to acquisition):

     Greenhills Bicycle
     Club Apartments ..............................   $11,045,368   $10,988,697

     KC Club Apartments ...........................     5,050,435     5,040,765

     Office Equipment .............................        12,180        12,180
                                                      -----------   -----------
                                                       16,107,983    16,041,642

Less:
     Accumulated depreciation .....................     5,273,994     4,732,073
                                                      -----------   -----------
                                                      $10,833,989   $11,309,569

     Depreciation expense was $541,921, $529,408, and $507,242 for the years ended December 31, 1997, 1996, and 1995 respectively.

NOTE C--NON-RECOURSE MORTGAGE DEBT


Non-recourse mortgage debt consists of the following:

                                                        December 31,
                                                     1997         1996
                                                  ----------   -----------
Collateralized by Investment Property:
First Mortgages:
 Greenhills Bicycle Club Apartments ...........   $ 8,025,084   $ 8,082,102
 KC Club Apartments ...........................   $ 3,922,211   $ 4,451,382

Second Mortgage:
 Greenhills Bicycle Club Apartments ...........   $   397,165   $   397,519
                                                  -----------   -----------
                                                  $12,344,460   $12,931,003
                                                  ===========   ===========

     KC Club Apartments

     The KC Club Apartments' mortgage note payable is collateralized by the apartment buildings, personal property and assignment of its leases and rents. The interest rate for this mortgage as of December 31, 1997 was 8.45%.

     As a result of declining cash flows for KC Club Apartments, on August 1, 1997, the certificate of accrual (as described in note D) was sold. The proceeds of $1,083,000 were used to pay $553,000 of accrued interest and $530,000 of delinquent principal on the property. The cash generated from operations for that property was insufficient to service the mortgage under the current payment requirements. The Managing General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure. (See note L).

NOTE C--NON-RECOURSE MORTGAGE DEBT

     Greenhills Bicycle Club Apartments

     On July 8, 1996 the Partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001.

     In addition, a second mortgage note was signed by the Partnership. The terms of the new note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note.

     Cash paid for interest totaled $1,498,393, $984,531, and $886,813 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Maturities of mortgage debt are as follows:

                   1998             $3,984,578
                   1999                 68,217
                   2000                 74,616
                   2001              8,217,049
                   Thereafter                0
                                     ---------
                                   $12,344,460
                                   ===========

NOTE D--LEASES

     The Partnership entered into a land lease agreement for the land underlying the KC Club Apartments for a term of twenty years. The lease payments for years 1 to 15 are calculated at 50% of that year's net operating income in excess of an ascending scale from $650,000 to $800,000. During years 16 to 20, the annual lease payments are 10% of the land's then appraised value. For the years ended December 31, 1997, 1996 and 1995, the net operating income did not exceed the land lease requirements which resulted in no lease payments. In addition, the Partnership is obligated to pay real estate taxes assessed on the land value.

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

     The Partnership invested $500,000 (held as a Certificate of Accrual with a market value of $1,037,000 as of December 31, 1996) which was pledged as collateral until the property's net operating income achieves the level of 120% of the debt service on the first mortgages for a consecutive 24-month

NOTE D--LEASES--CONT'D.

period or May 31, 2004, whichever is earlier. The Certificate of Accrual was sold on August 1, 1997 for $1,083,000. The proceeds were used to pay $553,000 of accrued interest and $530,000 of principal on the KC Club Apartments. The property was subsequently lost to foreclosure on January 7, 1998.

NOTE E--RELATED PARTY--MANAGEMENT FEES

     SPECS, Inc., a Kansas corporation in which James R. Hoyt, a general partner, is a shareholder, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-Q and 10-K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                              1997       1996       1995
                          --------   --------   --------
Property Management Fee   $137,445   $137,449   $130,229
Professional Services       42,707     45,335     44,000
                          --------   --------   --------
                          $180,152   $182,784   $174,229
                          ========   ========   ========

     The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due for years ending December 31, 1997, 1996 and 1995.

NOTE F--RELATED PARTY--NOTE RECEIVABLE

     On April 12, 1995, the SIR Partners III, L.P. executed a note payable to the Partnership in the amount of $522,004. Interest during 1995 was 9%. Interest earnings for the note was $50,509 in 1995.

     On December 28, 1995, the note principal and all accrued interest through that date was retired in full pursuant to an assumption agreement between the Partnership, SIR Partners III, and James R. Hoyt. In exchange for payment of the note (and excess costs/fees described in Note G), the Managing General Partner assumed full responsibility for the matured second mortgage on Greenhills Bicycle Club Apartments. The Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage.

NOTE F--RELATED PARTY--NOTE RECEIVABLE--CONT'D

     Funds advanced to Secured Investment Resources Fund, L.P. are being repaid beginning May 1, 1995 including 9% interest. No principal or interest payments were received in 1997. Interest accrued on the note balance was $7,349.

Amounts due from related parties consist of the following:

                                                         December 31,
                                                        1997      1996
Secured Investment Resources                          ------    ------
    Fund, L.P. ...................................   $85,694   $78,345

NOTE G--SYNDICATION FEES AND ACQUISITION FEES

     Because of many factors, the Partnership did not raise the level of capital anticipated during the offering period. As a result, syndication and acquisition costs and the Related Party Note Receivable, outlined in Note F, exceeded the amount allowed per the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees. James R. Hoyt has agreed to reimburse the excess costs/fees to the Partnership (as described in Item 11 (c)).

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

     On December 28, 1995, the excess costs and fees were reduced to $21,751 pursuant to an assumption agreement between the Partnership, SIR Partners III, and James R. Hoyt. In exchange for payment of the excess costs and fees (as well as the note receivable described in Note F), the Managing General Partner assumed full responsibility for the matured second mortgage on Greenhills Apartments. The Partnership was provided with an executed release of the note and second deed of trust relating to the Greenhills mortgage. Subsequent to December 31, 1997, the remainder of the excess costs and fees was paid in full.


                                                         December 31,
                                                        1997      1996
General Partners--Excess                              ------    ------
  Syndication Costs:
      Paid by the Partnership ....................   $21,751   $21,751

NOTE H--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                               December 31,
                                                              1997       1996
                                                           --------   --------
Vendor Accounts Payable ....................               $ 19,601   $ 15,417
Property Taxes .............................                198,901    127,938
Professional Fees ..........................                 33,804     55,986
Utilities ..................................                 25,713     25,054
Insurance ..................................                  8,429      8,352
Payroll Reimbursement ......................                 14,205     11,506
                                                           --------   --------
                                                           $300,653   $244,253
                                                           ========   ========

As of December 31, 1997, unpaid Property Taxes include $134,900 of delinquent 1995-96 taxes and $57,600 of 1997 taxes related to the KC Club Apartments.

NOTE I--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from depreciation. The effect of these items is summarized as follows:

                                                          December 31,
                                                        1997            1996
Financial Reporting Basis:                         ------------    ------------
     Total assets ..............................   $ 11,617,003    $ 12,749,343
     Total liabilities .........................    (12,906,608)    (13,834,772)
                                                   ------------    ------------
     Total Partners' (deficit) capital .........   $ (1,289,605)   $ (1,085,429)
                                                   ============    ============
Tax Basis:
     Total assets ..............................   $ 12,000,633    $ 13,139,467
     Total liabilities .........................    (11,798,061)    (12,710,475)
                                                   ------------    ------------
     Total Partners' capital ...................   $    202,572    $    428,992
                                                   ============    ============

                                                Years Ended December 31,
                                              1997         1996         1995
                                          ---------    ---------    ---------
Partnership loss-financial
     reporting purposes ...               $(204,176)   $(378,007)   $(171,559)
                                          ---------    ---------    ---------
Book versus tax differences
     due to:
       Depreciation and
         amortization .....                 (10,694)     (37,354)     (57,303)
       Other ..............                 (11,550)       8,821       27,037
                                          ---------    ---------    ---------
                                            (22,244)     (28,533)     (30,266)
                                          ---------    ---------    ---------
Partnership loss-federal
     income tax purposes ..               $(226,420)   $(406,540)   $(201,825)
                                          =========    =========    =========

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

     The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1998. The anticipated working capital sources are payments received on notes and miscellaneous receivables and cash flow from operations during 1998, which is expected to improve over that of the previous year. Several factors which could positively affect 1998 operations are the implementation of rental rate increases and decreases in the amount of promotional rent discounts allowed for the leasing of apartment units. Accomplishment of these objectives is partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

     As a result of the foreclosure of the KC Club Apartments (as described in Note L), the liquidity and financial condition of the partnership is expected to improve. The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage on the property. The 1997 Net Operating Income after interest expense of the remaining property, The Greenhills Bicycle Club Apartments, was $395,000.


NOTE L--SUBSEQUENT EVENT

     As of December 31, 1997, the Partnership was in negotiations with the mortgage holder on KC Club Apartments concerning a restructure of that debt. More favorable interest rates and possible principal write downs were under consideration. Due to the inability to restructure the debt, on January 7, 1998 the property was lost to foreclosure.

     The assets and liabilities as of December 31, 1997 that were applicable to the foreclosed property approximated the following:

    Investment properties, net of accumulated depreciation    $3,388,000
    Other assets                                                  84,000
    Mortgage payable, including accrued interest             (3,992,000)
    Other liabilities                                          (259,000)

     Rental revenue for the KC Club Apartments for the year ended December 31, 1997 was $853,000 while operating expenses (including interest) were $1,160,000.

 NOTE M--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values reflected in the balance sheets at December 31, 1997 reasonably approximate the fair values for cash and cash equivalents. The Partnership cannot estimate the fair value of its borrowings collateralized by the KC Club Apartments at December 31, 1997 as there is no readily available market value for instruments with similar characteristics. The estimated fair value of the borrowings collateralized by the Bicycle Club Apartments approximate the carrying values.









            (The remainder of this page is left blank intentionally)

Item 9. Changes in and Disagreements with Registrant's Certifying Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The General Partners of the Partnership are James R. Hoyt (individual), SIR Partners III, L.P. (partnership) and Nichols Resources, Ltd. (corporation).

     Nichols Resources, Ltd. (a corporate General Partner) is a Missouri corporation formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and the real estate syndication business. Nichols Resources, Ltd. was a wholly-owned subsidiary of the J.C. Nichols Company until January, 1998. It is now a wholly-owned subsidiary of MJS Associates, Inc., a Missouri corporation with executive offices located at 1100 Main Street, Ste 2100 Kansas City, Missouri 64105. MJS Associates, Inc. acquired all of the outstanding stock of Nichols Resources, Ltd. in January 1998 from J.C. Nichols company. Nichols Resources, Ltd. issued 15,000 shares of common stock for $1,500,000 on August 22, 1988.

     James R. Hoyt ( Managing General Partner), age 60, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

     Mr. Hoyt is the Managing General Partner and sponsor of Secured Investment Resources Fund, L.P. (S.I.R.) and Secured Investment Resources Fund. L.P. II (S.I.R. II). Since 1983, Mr. Hoyt has been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1997, these partnerships, including Secured Investment Resources Fund, L.P. III, have raised a total of $60,709,750.

     SIR Partners III, L.P. f/k/a Hoyt Partners III, L.P., (a limited partnership General Partner) is a limited partnership organized on February 23, 1988 under the statutes of the State of Missouri. James R. Hoyt is the General Partner. The Partnership was formed for the purpose of acting as a general partner and acquisition agent of Secured Investment Resources Fund, L.P. III.

Item 11.  Management Compensation

     During 1997, The Partnership paid $137,445 in fees to related parties for property management services. The Partnership also paid $42,707 to related parties for professional services as described in Note E.

Item 12.  Security ownership of Certain Beneficial owners and Management

     (a) Security Ownership of certain beneficial owners.

     No individual or group as defined by Section 13 (b) (3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

     (b) Security ownership of Management.

     The General Partners do not own any limited partner units, although together they own a 1% general partnership interest in the Partnership. As of September 1, 1998, officers and directors of Nichols Resources, Ltd. as a group beneficially own 20 limited partnership units of the Partnership, which represent less than 1% of the outstanding limited partner units.

     (c ) Change in Control.

     On July 21st, 1998, Nichols Resources Ltd., a general partner of the Partnership ("Nichols"), Bond Purchase, L.L.C. ("Bond") and David L. Johnson ("Johnson ") and other affiliates of Johnson, along with the Partnership, SIR Partners III, L.P., General Partner of the Partnership ("SIR Partners III"), SPECS, Inc., the company which provides the Partnership management and investor services ("SPECS") and James R. Hoyt, Managing General Partner of the Partnership ("Hoyt"), entered into a certain Settlement Agreement and Mutual Release (the "Agreement"). The Agreement settled a dispute which had arisen between Nichols, SIR Partners III and Hoyt, general partners of the Partnership over the proper course of action to be taken for the Partnership. This dispute resulted in the filing of a civil action in the Circuit Court of Jackson County, Missouri.

     Pursuant to the Agreement, Nichols has agreed (i) to pay $100,000 in cash to SIR Partners III and Hoyt, $21,751 of which will be paid by Hoyt to the Partnership to pay a receivable owed by affiliates of the Partnership for unpaid excess syndication costs and expenses currently shown on the Partnership's financial statements and (ii) to dismiss the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement"), such transfers and withdrawals are subject to the majority vote of the Partnership's limited partners (the "Limited Partners"). Hoyt and SIR Partners III have also agreed that Nichols,

Item 12.  Security ownership of Certain Beneficial owners and
          Management --Cont'd

as general partner of the Partnership, shall have the right to designate the management company to manage the assets of the Partnership and to execute all documents to effectuate the release of the current management contract.

     Nichols, as a general partner of the Partnership, intends to call for a vote without a meeting of the Limited Partners, file a proxy statement with the Securities and Exchange Commission and solicit proxies from the Limited Partners to seek approval from the Limited Partners to the transfer of the general partnership interests, the withdrawal of Hoyt and SIR Partners III as general partners of the Partnership and the replacement of Hoyt as Managing General Partner in favor of Nichols. Hoyt and SIR Partners III have agreed to use their best efforts to assist in obtaining approval from the limited partners of the withdrawal of Hoyt and SIR Partners III as General Partners of the partnership. In the event the majority approval is obtained, Nichols shall be the sole general partner of the Partnership.


Item 13.  Certain Relationships and Related Transactions.

     See Notes to Financial Statements, Notes E, F and G appearing in Item 8.




             (The remainder of this page left blank intentionally)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following Financial Statements of Secured Investment Resources Fund, L.P. III, are included in Item 8:

                  SECURED INVESTMENT RESOURCES FUND, L.P. III               Page

               (i)  Independent Auditors' Report                              11

              (ii)  Consolidated Balance Sheets - December 31, 1997
                    and 1996                                               12-13

             (iii)  Consolidated Statements of Operations - Years Ended
                    December 31, 1997, 1996, and 1995                         14

              (iv)  Consolidated  Statements of Partnership Deficit -
                    Years Ended December , 1997, 1996, and 1995               15

               (v)  Consolidated  Statements of Cash Flows - Years
                    Ended December 31, 1997, 1996, and 1995                16-17

              (vi)  Notes to Consolidated Financial Statements             18-27

     (a)(2) The following Financial Statement Schedules as part of this report:

               (i)  Schedule II - Allowance  For  Doubtful  Accounts
                    Information                                               34

              (ii)  Schedule III - Real Estate and Accumulated
                    Depreciation                                           36-37



All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.

     (a) (3) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-K.

Exhibit Number  Description

(3)             (a) Amended and Restated Agreement
                    of Limited Partnership. (iii)

                (b) Certificate of Limited
                    Partnership. (i)

(4)             (a) Form of Subscription Agreement. (iii)

                (b) Form of Certificate evidencing units. (i)

(10)            (a) Property Management Agreement
                    As amended. (ii)

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

                (d) Real Estate Contract of Sale for The
                    Greenhills Bicycle Club (formerly Candlewyck
                    Apartments). (v)

                (e) Deed of Trust and Promissory Note for Brywood
                    Hills Apartments. (vii)

                (f) Deed of Trust and Promissory Notes for Greenhills Bicycle
                    Club (formerly Candlewyck Apartments). (vii)

(16)            (a) Letter regarding change in certifying accountant. (vi)

(25)            (a) Power of Attorney. (i)

(26)            (a) Secured Investment Resources Fund, L.P. III Financial Data
                    Schedule at December 31, 1997 and for the year then ended.

(28)            (b) Guarantee of General Partners.  (i)

(i)         Previously   filed  on  September  13,  1988  as
            an Exhibit to the Statement on Form S-11 (file no. 3324235) such Exhibit and Statement incorporated herein by reference.

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

            A Form 8-K was filed on July 31,  1998  (file no.
            000-18475), such Form 8-K incorporated herein by reference.

(c)         See Exhibit Index contained herein.

(d)         See (a)(2) above.

                   Secured Investment Resources Fund L.P. III
                  Schedule II - Allowance for Doubtful Accounts
                                December 31, 1997


         Balance at                      Bad Debt Write      Balance at
         Beginning of      Charged to    Offs Deducted          End
           Period          Operations    From Allowance      of  Period
         ------------      ----------    --------------       ---------
For Years Ended December 31,

1995      $  7,814        $   (664)           $ --             $  7,150

1996      $  7,150        $  4,850            $ --             $ 12,000

1997      $ 12,000        $ 62,400            $ 58,200         $ 16,200




             (the remainder of this page left blank intentionally)

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             Secured Investment Resources
                                             Fund, L.P., III, a Missouri limited
                                             partnership (Registrant)

Date:  October 22, 1998                      By:  Nichols Resources, Ltd., its
                                                  general partner



                                             By:  /s/ Christine A. Robinson
                                                  Christine A. Robinson
                                                  President

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders during the Registrant's last fiscal year, but an annual report and proxy material will be furnished to security holders subsequent to the filing of the annual report on this form.

Signature                            Title                  Date


/s/ James R. Hoyt        Individual general partner         October 26, 1998
James R. Hoyt            of the Registrant


/s/ David L. Johnson     Director of Nichols Resources,     October 22, 1998
David L. Johnson         Ltd., a corporate general
                         partner of the Registrant


/s/ John W. Alvey        Director of Nichols Resources,     October 26, 1998
John W. Alvey            Ltd., a corporate general partner
                         of the Registrant


/s/ Daniel W. Pishny     Director of Nichols Resources,     October 22, 1998
Daniel W. Pishny         Ltd., a corporate general partner
                         of the Registrant

Secured Investment Resource Fund , LP III
Schedule III - Real Estate & Accumulated Depreciation
December 31, 1997


                                        Initial Cost to Partnership (a)         Subsequent to Acquisition
                                        -----------------------------------     ---------------------------
                                                    Building &    Furniture                   Reduction
                        Encumbrances      Land      Improvement   Equipment     Improvements  of Basis (b)
                        ------------     -------    -----------   ---------     ------------  ------------
Garden Apartments:
 KC Club Apartments        3,922,211           0      4,775,465     295,527       195,464      (216,021)
 Kansas City, MO

 Green Hills Bike Club     8,422,249     430,937      9,988,057     832,619       379,597      (576,842)
 Kansas City, MO

Other Equipment                    0           0              0           0        12,180             0
                          ----------    --------     ----------    ---------    ---------      --------

          TOTAL           12,344,460     430,937     14,763,522   1,128,146       587,241      (792,863)
                         ===========    ========    ===========  ==========      ========     =========



                                                       Gross Amount at Which
                                                    Carried at Close of Period
                                 --------------------------------------------------------------
                                     Building &     Furniture                  Accumulated      Date        Depreciation
                          Land      Improvements    Equipment       Total      Depreciation   Acquired          Life
                        ------     -------------   ----------      ------     -------------  ---------     --------------
Garden Apartments:
 KC Club Apartments          0        4,641,246       409,189   5,050,435        1,662,423    06/30/89        30 Yrs(1)
 Kansas City, MO                                                                                               5 Yrs(2)

 Green Hills Bike Club 407,226        9,542,531     1,095,611  11,045,368        3,599,391    10/27/89        30 Yrs(1)
 Kansas City, MO                                                                                               5 Yrs(2)

 Other Equipment             0                0        12,180      12,180           12,180                     5 Yrs(2)
                      ---------     ------------   ----------- -----------      -----------
       TOTAL           407,226       14,183,777     1,516,980  16,107,983        5,273,994
                      =========     ===========    =========== ===========    =============


     (1)  Estimated  useful  life of  buildings
     (2)  Estimated  useful  life of furniture and fixtures

     NOTES:

     (a) The initial cost to the Partnership represents the original purchase price of the properties, including $205,562 and $145,578 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.

     (b) Receipts received under the terms of certain guarantee agreement are recorded by the Partnership as a reduction of the basis of the property to which guaranteed income relates.


Secured Investment Resource Fund , LP III
Schedule III - Real Estate & Accumulated Depreciation
December 31, 1997 --CONT'D

     (c) reconciliation of Real Estate Owned:
                                                                     Buildings &      Furniture &
                                     Total             Land          Improvement       Equipment
                                 --------------    ------------    ---------------- ---------------
Balance at  January 1, 1995          15,775,013         407,226       14,132,554      1,235,233
 Additions during year:
   Reclassification                           0               0                0              0
   Improvements                         164,484               0           21,756        142,728
                                 --------------    ------------    -------------    -----------

Balance at December 31, 1995         15,939,497         407,226       14,154,310      1,377,961
 Additions during year:
  Improvements                          102,145               0            8,163         93,982
                                 --------------    ------------    -------------    -----------

Balance at December 31, 1996         16,041,642         407,226       14,162,473      1,471,943
 Additions during year:
  Improvements                           66,341               0           21,304         45,037
                                 --------------    ------------    -------------    -----------

Balance at December 31, 1997         16,107,983         407,226       14,183,777      1,516,980
                                 ==============    ============    =============    ===========


     (d) Reconciliation of Accumulated Depreciation:

Balance at  January 1, 1995           3,695,423               0        2,574,786      1,120,637
 Additions during year:
  Depreciation Expenses                 507,242                          437,578         69,664
                                 --------------    ------------    -------------    -----------
Balance at December 31, 1995          4,202,665               0        3,012,364      1,190,301
 Additions during year:
  Depreciation Expenses                 529,408                          435,991         93,417
                                 --------------    ------------    -------------    -----------
Balance at December 31, 1996          4,732,073               0        3,448,355      1,283,718
 Additions during year:
   Depreciation Expenses                541,921                          462,547         79,374
                                 --------------    ------------    -------------    -----------

Balance at December 31, 1997          5,273,994               0        3,910,902      1,363,092
                                 ==============    ============    =============    ===========

     (e) The total gross  amount of real estate at  December  31, 1997  includes
         $566,888 of acquisition fees paid to affiliates.