Form 10-Q
period 1998-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1998-11-17
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

                   1100 Main, Suite 2100 Kansas City, MO 64105
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number, (816) 421-4670
                               including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

                   SECURED INVESTMENT RESOURCES FUND, L.P. III


                                      Index


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- September 30, 1998
           and December 31, 1997                                            3-4

          Consolidated Statements of Operations -- Three
           and Nine Months Ended September  30, 1998 and 1997                 5

          Consolidated Statements of Partnership Deficit --
           Nine Months Ended September 30, 1998 and
           the Years Ended December 31, 1997 and 1996                         6

          Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1998 and 1997                           7

          Notes to Consolidated Financial Statements                       8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                     11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                                  13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS


                                             September  30,         December 31,
                                                 1998                  1997
                                              (Unaudited)
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                         $ 10,008,907          $ 14,591,003
  Furniture, fixtures, and equipment            1,163,146             1,516,980
                                               ----------           -----------
                                               11,172,053            16,107,983

  Less accumulated depreciation                (3,881,628)           (5,273,994)
                                              -----------           -----------
                                               7,290,425             10,833,989

RESTRICTED DEPOSIT
   Restricted Reserve Fund                        139,214                93,553
                                                 --------              --------
                                                  139,214                93,553

OTHER ASSETS
  Cash                                            209,399               317,315
  Rents and other receivables, less
   allowance of $4,600 in 1998 and
   $16,200 in 1997                                 22,453                 7,347
  Prepaid expenses, deposits and other              7,174                30,695
  Due from related parties (Note C)
   Note Receivable                                   ----                85,694
   Syndication Costs                                 ----                21,751
  Debt issuance costs, net of
   accumulated amortization of
   $142,320  in 1998 and $94,880
   in 1997                                        179,219               226,659
                                                 --------            ----------
                                                  419,245               689,461
                                                 --------             ---------

      TOTAL ASSETS                            $ 7,847,884          $ 11,617,003
                                              ===========          ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS--CONT'D.

                                            September 30,          December 31,
                                                1998                   1997
                                             (Unaudited)
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                     $ 7,978,912           $ 12,344,460
  Accounts payable and
   accrued expenses                              102,953                300,653
  Accrued interest                                60,188                141,134
  Unearned revenue                                 9,356                 14,449
  Tenant security deposits                        74,810                105,913
                                                 -------               --------

      TOTAL LIABILITIES                        8,226,219             12,906,609
                                              ----------            -----------

PARTNERSHIP DEFICIT

  General Partners
    Capital contributions                          2,000                  2,000
    Partnership deficit                          (42,939)               (52,051)
                                                ---------               --------
                                                 (40,939)               (50,051)
                                                ---------               --------
  Limited Partners
    Capital contributions                      3,915,084              3,915,084
    Partnership deficit                       (4,252,480)            (5,154,638)
                                             ------------            -----------

                                                (337,396)            (1,239,554)
                                               ----------            -----------
      TOTAL PARTNERSHIP DEFICIT                 (378,335)            (1,289,606)
                                               ----------            -----------

                                             $ 7,847,884           $ 11,617,003
                                             ===========           ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                        Nine Months Ended       Three Months Ended
                                                          September 30,            September 30,
                                                       1998         1997         1998        1997
REVENUES
  Rents                                            $ 1,483,924  $ 2,070,788    $ 508,693    $ 675,599
  Interest                                              11,696       60,398        2,634       21,047
                                                       -------     --------       ------      -------
                                                     1,495,620    2,131,186      511,327      696,646
                                                    ----------   ----------     --------     --------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                            457,415      847,451      178,200      302,760
  General and
   administrative
   expenses                                             28,160       38,919       11,597       15,043
  Professional services                                124,622       58,368       57,504       14,498
  Management Fees                                       71,391      101,934       24,212       33,470
                                                       -------     --------      -------      -------
                                                       681,588    1,046,672      271,513      365,771
                                                      --------   ----------     --------     --------

  NET OPERATING INCOME BEFORE
   DEPRECIATION AND AMORTIZATION                       814,032    1,084,514      239,814      330,875
                                                      --------   ----------     --------     --------

 DEPRECIATION AND AMORTIZATION                         317,496      450,659      105,832      150,220
                                                      --------     --------     --------     --------

    NET OPERATING INCOME                               496,536      633,855      133,982      180,655
                                                      --------     --------     --------     --------

NON-OPERATING EXPENSES
  Interest                                             561,448      852,725      185,818      280,085
                                                      --------     --------     --------     --------

PARTNERSHIP GAIN (LOSS)
BEFORE EXTRAORDINARY ITEMS                            (64,912)     (218,870)     (51,836)    (99,430)
                                                     ---------   ----------    ---------    ---------

EXTRAORDINARY ITEMS
 Gain on forgiveness of debt                           779,020        ----          ----         ----
 Gain on early extinguishment of debt                  197,164        ----       197,164         ----
                                                     ---------    --------      --------     --------
                                                       976,184        ----       197,164         ----
                                                     ---------    --------      --------     --------

PARTNERSHIP GAIN (LOSS)                              $ 911,272  $ (218,870)    $ 145,328   $ (99,430)
                                                     =========  ===========    =========   ==========
Allocation of loss:
  General Partners                                     (9,113)      (2,189)       (1,453)      (994)
  Limited Partners                                   (902,159)    (216,681)     (143,875)   (98,436)
                                                    ----------   ----------   ----------   ---------
                                                   $ (911,272)  $ (218,870)  $ (145,328)  $ (99,430)
                                                   ===========  ===========  ===========  ==========
Partnership loss per
 limited partnership
  unit                                               $ (93.15)    $ (22.37)    $ (14.86)   $ (10.16)
                                                   ===========  ===========  ===========  ==========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Nine Months Ended  September 30, 1998  (Unaudited)
  and the Years Ended December 31, 1997 and 1996
                                              General          Limited
                                             Partners         Partners         Total
Balances at January 1, 1996                  (44,229)          (663,193)       (707,422)

Partnership gain (loss)                       (3,780)          (374,227)       (378,007)
                                             --------         ----------      ----------
Balances at December 31, 1996                (48,009)        (1,037,420)     (1,085,429)

Partnership gain (loss)                       (2,042)          (202,134)       (204,176)
                                             --------         ----------      ----------
Balances at December 31, 1997                (50,051)        (1,239,554)     (1,289,605)

Partnership gain (loss)                         9,113            902,159        911,272
                                               ------           --------       --------
Balances at September 30, 1998             $ (40,938)        $ (337,395)     $ (378,333)
                                           ==========        ===========     ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                       1998             1997
OPERATING ACTIVITIES
  Partnership gain (loss)                          $ 911,272         $ (218,870)
  Adjustments to reconcile partnership gain
  (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                   317,497            434,159
     Provision for losses on rents
      and other receivables                            4,600             27,200
     Extraordinary items:
      Gain on forgiveness of debt                   (779,020)             ----
      Gain on early extinguishment of debt          (197,164)             ----
  Changes in assets and liabilities:
     Rent and other receivables                      (25,172)           (32,803)
     Prepaid expenses, deposits, and other            11,865            (13,649)
     Accounts payable and
      accrued expenses                                36,219             87,405
     Accrued interest                                (11,177)            95,062
     Unearned revenue                                 (3,028)            (9,369)
     Tenant security deposits                         (7,720)             5,340
                                                     --------            ------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                 258,172            374,475
                                                    --------           --------
INVESTING ACTIVITIES
  Improvements to investment properties             (114,505)           (48,948)
  Restricted Reserve deposits                        (45,661)           (43,991)
  Interest earned on certificate
   of accrual on Treasury Security                    ----              (52,886)
  Excess Syndication Costs                            21,751             ----
                                                     -------          ---------

NET CASH USED IN INVESTING ACTIVITIES               (138,415)          (145,825)
                                                  ----------          ---------

FINANCING ACTIVITIES
  Note Receivable from Related Party                  85,694             (5,450)
  Principal payments on long-term debt              (313,367)           (42,634)
                                                   ----------         ---------

NET CASH USED IN FINANCING ACTIVITIES               (227,673)           (48,084)
                                                  ----------          ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (107,916)           180,566

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                           317,315             82,985
                                                    --------            -------

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                         $ 209,399          $ 263,551
                                                   =========          =========
See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Non-Recourse mortgage debt consists of the following:

                                                 September 30,      December 31,
                                                     1998               1997

Collateralized by Investment
  Property:
  First Mortgages:

    Greenhills Bicycle Club
      Apartments                                 $ 7,978,912         $8,025,084
    KC Club Apartments                              ----              3,922,211

  Second Mortgage:

    Greenhills Bicycle Club
      Apartments                                     ----               397,165
                                                 -----------           --------

                                                 $ 7,978,912        $12,344,460
                                                 ===========        ===========

Interest expense totaled $561,000 and $853,000 during the first nine months of 1998 and 1997, respectively.

KC Club Apartments

     The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage under the current payment requirements. The Managing General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure (described in note E).

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE B--MORTGAGE DEBT--CONT'D


Greenhills Bicycle Club Apartments

On July 8, 1996 the partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the new mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001.

In addition, a second mortgage note was signed by the Partnership. The terms of the note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The past due real estate taxes on Greenhills Bicycle Club Apartments were paid in full from a portion of the proceeds of this note. The note had a prepayment discount option which could be exercised before July 31, 1998. The note was paid in full on July 27, 1998 for $200,000 plus interest of $3,000 (described in note
E).


NOTE C--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which James R. Hoyt, a general partner is a shareholder, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-Q and 10-K preparation, and investor services. Property management fees paid by the Partnership to SPECS, Inc. are as follows:

                                                           September 30,
                                                       1998             1997

Property management fees                            $ 71,391         $ 101,934

Amounts due from related parties consist of the following:

                                                   September 30,    December 31,
                                                       1998             1997
General Partners -- Excess
 Syndication Costs                                  $    ----         $ 21,751
Secured Investment Resources
  Fund, L.P.                                             ----           85,694
                                                    ------------       -------
                                                     $   ----         $107,445
                                                     ===========      ========
(refer to Part II, item 1)

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE E - EXTRAORDINARY ITEMS

Gain on forgiveness of debt:

A gain on forgiveness of debt of $779,000 was included as an extraordinary item in the January 1998 consolidated financial statements of the Partnership. The gain was due to forgiveness of debt related to the foreclosure of the KC Club Apartments (described in note B). The assets and liabilities as of December 31, 1997 that were applicable to the foreclosed property approximated the following:

Investment properties, net of accumulated depreciation          $3,388,000
Other assets                                                        84,000
Mortgage payable, including accrued interest                    (3,992,000)
Other Liabilities                                                 (259,000)


Gain on early extinguishment of debt:

The second mortgage on the Greenhills Bicycle Club Apartments was paid in full on July 27, 1998 at a discount (described in note B). The note balance on July 27, 1998 was $397,000. The note was paid in full for $203,000 of which $200,000 was principal and $3,000 was interest. The resulting $197,000 gain on early extinguishment of debt was included as an extraordinary item in the August 1998 consolidated financial statements of the Partnership.


NOTE F - ADDITIONAL CASH FLOW INFORMATION

                                                              September 30,
                                                          1998            1997
                                                          ----            ----
Noncash Investing and Financing Activities
------------------------------------------

     Assets exchanged for the forgiveness of debt     $ 3,405,000           ---
     Debt forgiven in exchange for assets              (4,251,000)          ---

Additional Cash Payment Information
-----------------------------------

     Interest Paid                                        642,393       757,663

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

Total revenues for the first nine months decreased $636,000 (29.8%) when compared to the same period in 1997. The majority of the decrease ($640,000) is due to the loss of rental revenue caused by the foreclosure of the KC Club Apartments. Rental revenue for the first nine months at the Greenhills Bicycle Club Apartments increased $53,000 (3.5%) when compared to the same period in 1997. This increase is due to a strong rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved with fewer rent concessions. Interest revenue decreased $49,000 (80.6%) from 1997. The decrease in interest revenue was caused by the August 1997 sale of the Treasury certificate of accrual held by the partnership as collateral for the KC Club Apartments.

Operating expenses for the first nine months of 1998 decreased $390,000 (46.0%) compared to the same period in 1997. Of the total decrease, $362,000 relates to the foreclosure of the KC Club Apartments. Operating expenses at the Greenhills Bicycle Club decreased by $28,000. The decrease is due primarily to a reduction in payroll, utilities and insurance expenses.

Professional service expense increased $66,000 (113,5%) compared to the first nine months of 1997. The majority of the increase is due to legal fees in connection with the foreclosure of the KC Club Apartments, and other partnership related matters.

Management fee expense for the first nine months decreased by $31,000 (30.0%) compared to the same period in 1997. The decrease is due to the foreclosure of the KC Club Apartments. Management fees for the Greenhills Bicycle Club Apartments increased slightly from 1997 due to the increase in rental revenue.

General and administrative property operating expenses decreased $11,000 (27.6%) when compared to the first nine months of last year. General and administrative expenses for the first nine months of 1998 decreased $20,000 due to the foreclosure of the KC Club Apartments. General and administrative expenses at the Greenhills Bicycle Club Apartments increased $9,000 for the same period.

Interest expense decreased $291,000 (34.2%) and depreciation and amortization expense decreased $133,000 (29.5%) when compared to the first nine months of last year. The decrease in interest expense and depreciation and amortization expense due to the foreclosure of the KC Club Apartments is $278,000 and $137,000 respectively.

The Partnership anticipates that the operating results for the first nine months will be representative of the results for the remaining portion of the year.

Liquidity and Capital Resources

During the first nine months of 1998, $258,172 of working capital was provided by operations, $138,415 was consumed in investing activities and $227,673 was used for financing activities.

Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1998 cash flow from operations will continue to improve because of strong occupancy, rental rate increases and stabilized expenses.

The  General   Partners  have   determined  it  prudent  to   discontinue   cash
distributions until such time that adequate working capital and capital improvements reserves are in place.

PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

a) Foreclosure:

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

b) Change in control:

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

Pursuant to the Agreement, Nichols has agreed (i) to pay $100,000 in cash to SIR Partners III and Hoyt, $21,751 of which will be paid by Hoyt to the Partnership to pay a receivable owed by affiliates of the Partnership for unpaid excess syndication costs and expenses currently shown on the Partnership's financial statements and (ii) to dismiss the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement@), such transfers and withdrawals are subject to the majority vote of the Partnership's limited partners (the "Limited Partners"). Hoyt and SIR Partners III have also agreed that Nichols, as general partner of the Partnership, shall have the right to designate the management company to manage the assets of the Partnership and to execute all documents to effectuate the release of the current management contract.

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

     Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

Item 5. OTHER INFORMATION

     Inapplicable.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

A Form 8-K was filed on July 31, 1998 reporting a settlement agreement between the general partners of the Registrant.

A Form 8-K was filed on November 13, 1998 reporting the dismissal of the Registrant's auditors, BDO Seidman, LLP, and the resulting selection of Baird Kurtz & Dobson as auditors for the year ending December 31, 1998.

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


                                     SECURED INVESTMENT RESOURCES FUND, L.P. III
                                     A Missouri Limited Partnership
                                     (Registrant)



                                      By: Nichols Resources, Ltd.
                                          as General Partner


                                      By: /s/ Christine A. Robinson
                                          Christine A. Robinson
                                          President (Principal Financial and
                                          Chief Accounting Officer)



                                      Date: November 13, 1998