Form 10-K/A
period 1997-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-02-09
CIK 839638

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

                  For the transition period ________ to _______
                         Commission File Number T3-24235

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
             (Exact name of registrant as specified in its charter)

                 Missouri                               48-6291172
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

1100 Main, Suite 2100 Kansas City, Missouri                      64105
 (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)         (816) 421-4670

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

On July 31, 1998, Nichols Resources, Ltd., a General Partner, filed Form 8-K with the SEC describing a Settlement Agreement and Mutual Release between James
R. Hoyt, Managing General Partner; SIR Partners III, L.P., a General Partner and Nichols Resources, Ltd, also a General Partner. Under terms of the agreement, James R. Hoyt and SIR Partners III have agreed to withdraw as General Partners of the partnership (as described in item 12). This settlement is expected to have a positive future impact on the Partnership.

The Partnership was formed to engage in the business of acquiring, improving, developing, operating and holding for investment income producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation of Partnership properties; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties. The term of the partnership is 60 years from the date of the Partnership Agreement (December 6, 1988), or the date on which all of the assets acquired by the Partnership are sold and converted to cash.

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

As of December 31, 1997, the Partnership had no employees. As of January 1, 1995, employees of SPECS, Inc. provide property management services to the Partnership (as described in Note E). James R. Hoyt, a General Partner, is the owner of 33% of SPECS, Inc. as of December 31, 1997.

Item 1.  Business--Cont'd..

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

Item 2.  Properties

The following table sets forth the investment portfolio of the Partnership at December 31, 1997:


                                                                                   Average
                                                            Properties at        Occupancy(*)
     Property          Description        Initial Cost      Date Acquired        Percentage
    ----------        -------------      --------------    ---------------      -------------
                                                                                1997    1996
KC Club Apartments      200 units         $5,070,992        June 14, 1989        84%     88%
Kansas City, MO

Greenhills Bicycle      312 units        $11,251,613        Oct. 27, 1989        91%     91%
Club Apartments
Kansas City, MO

(*) Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rents for each unit type by the total unit mix)

The encumbrances against each property are described in Note C.

On January 7, 1998 KC Club Apartments was lost to foreclosure as described in Note L.

Description of Real Estate:

The partnership's remaining property, the Greenhills Bicycle Club Apartments, consists of 312 units of multi-family rental real estate. On July 8, 1996 the Partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001. The outstanding principal balance of the note at December 31, 1997 is $8,025,000. The balance to be due at maturity assuming no payment has been made on principal in advance of its due date is $7,766,000. The note can be prepaid with penalty. In addition, a second mortgage note was signed by the Partnership. The terms of the new note are $400,000 with interest paid monthly at the rate of 9% with a maturity date of July 31, 2001 at which time the principal shall be due. The note can be prepaid without penalty.

Competition:

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors. The partnership's management believes that the properties are adequately covered by insurance.

Operating Data:

The occupancy rate for the Greenhills Bicycle Club Apartments for each of the last five years was:

1993: 93%      1994: 92%        1995: 93%        1996: 91%       1997: 91%

The average effective annual rental per unit for each of the last five years was:

1993: $4,685  1994: $4,870    1995: $5,360    1996: $5,750    1997: $6,000

Depreciation:

Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred. Cost (including capital improvements subsequent to acquisition) of the Greenhills Bicycle Club Apartments at December 31, 1997 is $11,045,368.

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

          (C) As of December 31,  1997,  the   Partnership  had  admitted  539
              Limited Partners who purchased 9,685 units.

             (The remainder of this page intentionally left blank.)

Item 6.  Selected Financial Data,

OPERATING DATA
(In Thousands)                     1997        1996        1995        1994        1993
                               --------    --------    --------    --------    --------
Rents                          $  2,791    $  2,768    $  2,697    $  2,299    $  2,261
Interest and earnings on
  investments                       196          90         128         106         103
Property operating
  expense                         1,473       1,504       1,560       1,454       1,260
Interest expense                  1,113       1,126         925         931         974
Depreciation/
   Amortization                     605         606         512         648         711
                               --------    --------    --------    --------    --------

Partnership Loss                   (204)       (378)       (172)       (628)       (581)
                               ========    ========    ========    ========    ========

PER LIMITED PARTNERSHIP UNIT
Partnership Loss (1)           $ (20.87)   $ (38.64)   $ (17.54)   $ (64.23)   $ (59.39)
                               ========    ========    ========    ========    ========

Cash Distribution              $   --      $   --      $   --      $   --      $   --
                               ========    ========    ========    ========    ========


BALANCE SHEET DATA                 1997        1996        1995        1994        1993
                               --------    --------    --------    --------    --------

(In Thousands)
Total Assets                   $ 11,617    $ 12,749    $ 13,223    $ 14,227    $ 14,779
Mortgage Debt                  $ 12,344    $ 12,931    $ 12,851    $ 13,737    $ 13,770


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

Liquidity and Sources of Capital

During 1997, the primary source of working capital was provided by investing activities in the amount of $887,000. Operations used $59,000, and financing activities (as described in the Consolidated Statement of Cash Flows) used $594,000. During the year accounts payable and accrued expenses increased by $56,000 and accrued interest decreased by $386,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Sources of Capital - Cont'd

The Partnership invested $500,000 (held as a Certificate of Accrual with a market value of $1,037,000 as of December 31, 1996) which was pledged as collateral on the KC Club Apartments until the property's net operating income achieved the level of 120% of the debt service on the first mortgages for a consecutive 24- month period or May 31, 2004, whichever is earlier. As a result of declining cash flows for KC Club Apartments, on August 1, 1997, the Certificate of Accrual was sold. The proceeds of $1,083,000 were used to pay $553,000 of accrued interest and $530,000 of delinquent principal on the property. The cash generated from operations for that property was insufficient to service the mortgage under the existing payment requirements. The General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure.

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

Year 2000

The Partnership is currently dependent upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. It is anticipated that the General Partners and SPECS will have to modify or replace portions of their software so that the computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than January, 1999. It is anticipated that SPECS will install a Year 2000 compliant software system at the property by that date. The cost of the conversion is not anticipated to be material. The general partners believe that with modifications to existing software and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partners also believe that if such conversions are not made, or are not completed timely, the Year 2000 issue would not have a material impact on the operations of the Partnership.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Item 8.  Financial Statements and Supplementary Data

                   SECURED INVESTMENT RESOURCES FUND, L.P. III


                                      Index
                                                                            Page
Independent Auditors' Report                                                 12

Financial Statements:

     Consolidated Balance Sheets - December 31,                           13-14
       1997 and 1996

     Consolidated Statements of Operations -
       Years ended December 31, 1997, 1996 and 1995                          15

     Consolidated Statements of Partnership Deficit
       Years ended December 31, 1997, 1996 and 1995                          16

     Consolidated Statements of Cash Flows -
       Years ended December 31, 1997, 1996 and 1995                       17-18

     Notes to Consolidated Financial Statements                           19-28

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

                                                           s/ BDO Seidman LLP


St. Louis, Missouri
February 6, 1998

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     1997                   1996
                                                  -----------            ----------
ASSETS

INVESTMENT PROPERTIES (Notes B and C)

  Land and buildings                            $14,591,003              $14,569,699
  Furniture, fixtures and equipment               1,516,980                1,471,943
                                                -----------              -----------
                                                 16,107,983               16,041,642
     Less accumulated depreciation               (5,273,994)              (4,732,073)
                                                -----------              -----------
                                                 10,833,989               11,309,569
RESTRICTED DEPOSITS
  Certificate of Accrual on
    Treasury Security (Notes C and D)                ---                     898,023
    Restricted Reserve Fund                          93,553                   34,490
                                                -----------              -----------
                                                     93,553                  932,513

Cash                                                317,315                   82,985

Rents and other receivables, less
  allowance for doubtful accounts
  of $16,200 in 1997 and
  $12,000 in 1996                                     7,347                    5,106

Prepaid expenses and deposits                        30,695                   29,161

Due from related parties (Notes F and G)
  Notes receivable                                   85,694                   78,345
  Syndication costs                                  21,751                   21,751
Debt issuance costs, net of
  accumulated amortization of
  $94,880 in 1997 and $31,627
  in 1996.                                          226,659                  289,913
                                                -----------              -----------
                                                    689,461                  507,261
                                                -----------              -----------

TOTAL ASSETS                                    $11,617,003             $12,7849,343
                                                ===========              ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS--CONT'D.

                                                            December 31,
                                                     1997                 1996
                                                  -----------          ----------

LIABILITIES AND PARTNERSHIP DEFICIT

Mortgage debt (Note C)                            $12,344,460         $12,931,003
Accounts payable and accrued expenses --
     (Note H)                                         300,653             244,253
Accrued interest                                      141,133             527,106
Unearned revenue                                       14,449              30,360
Tenant security deposits                              105,913             102,050
                                                  -----------         -----------

TOTAL LIABILITIES                                  12,906,608          13,834,772
                                                  -----------         -----------

PARTNERSHIP DEFICIT
General Partners
     Capital contributions                              2,000               2,000
     Partnership deficit                              (52,051)            (50,009)
                                                  -----------         -----------
                                                      (50,051)            (48,009)
                                                  -----------         -----------

Limited Partners
     Capital contributions                          3,915,084           3,915,084
     Partnership deficit                           (5,154,638)         (4,952,504)
                                                  -----------         -----------
                                                    1,239,554           1,037,420
                                                  -----------         -----------
TOTAL PARTNERSHIP DEFICIT                          (1,289,605)         (1,085,429)
                                                  -----------         -----------
TOTAL LIABILITIES & PARTNERSHIP DEFICIT           $11,617,003         $12,749,343
                                                  ===========         ===========


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended December 31,
                                                         1997                 1996             1995
                                                    ------------         ------------     ------------
REVENUES
     Rents                                           $2,790,617            $2,767,870       $2,697,035
     Interest and other investment
       income                                           196,127                90,428          128,763
                                                      ---------             ---------        ---------
                                                      2,986,744             2,858,298        2,825,798
                                                      ---------             ---------        ---------
OPERATING AND ADMINISTRATIVE EXPENSES
     Property operating expenses                      1,189,480             1,177,374        1,222,240
     General and administrative expenses                 54,526                70,752           70,672
     Professional services (Note E)                      91,873               118,896          136,955
     Management fees (Note E)                           137,445               137,449          130,229
                                                      ---------             ---------        ---------
                                                      1,473,324             1,504,471        1,560,096
                                                      ---------             ---------        ---------

NET OPERATING INCOME BEFORE DEPRECIATION
  AND AMORTIZATION                                    1,513,420             1,353,827        1,265,702

     Depreciation and Amortization                      605,175               605,578          512,242
                                                      ---------             ---------        ---------

NET OPERATING INCOME                                    908,245               748,249          753,460

NON-OPERATING EXPENSES
     Interest                                         1,112,421             1,126,256          925,019

PARTNERSHIP LOSS                                    $  (204,176)          $  (378,007)     $  (171,559)
                                                      =========             =========        =========

Allocation of loss
     General Partners                               $    (2,042)          $    (3,780)     $    (1,715)
     Limited Partners                                  (202,134)             (374,227)        (169,844)
                                                      ---------             ---------        ---------
                                                    $  (204,176)          $  (378,007)     $  (171,559)
                                                      =========             =========        =========

Partnership loss per
limited partnership unit                            $    (20.87)          $    (38.64)     $    (17.54)
                                                      =========             =========        =========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Years Ended December 31, 1997, 1996 and 1995
                                        General          Limited
                                        Partners         Partners         Total
                                        ----------      ----------      ---------
Balances at January 1, 1995             $(42,514)        $(493,349)     $(535,863)

Partnership loss                          (1,715)         (169,844)      (171,559)
                                        --------         ---------      ---------
Balances at December 31, 1995            (44,229)         (663,193)      (707,422)

Partnership loss                          (3,780)         (374,227)      (378,007)
                                        --------         ---------      ---------
Balances at December 31, 1996            (48,009)      $(1,037,420)    (1,085,429)

Partnership  loss                         (2,042)         (202,134)      (204,176)
                                        --------         ---------      ---------
Balances at December 31, 1997           $(50,051)      $(1,239,554)   $(1,289,605)
                                        ========         =========      =========


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                         1997            1996           1995
                                                       -------          ------         ------
OPERATING ACTIVITIES
    Partnership loss                                  $ (204,176)     $ (378,007)   $ (171,559)
    Adjustments to reconcile
      partnership loss to net
      cash provided by (used in)
      operating activities:
         Depreciation and
           amortization                                  605,175         605,578       512,242
         Gain on sale of certificate of
           accrual on Treasury security                 (114,531)          ---            ---
         Provision for losses on rents
           and other receivables                           4,200           4,850          (664)
         Changes in assets
           and liabilities:
              Rent and other receivables                  (6,441)         (6,171)       48,063
              Prepaid expenses and deposits               (1,534)         (1,992)       22,148
              Accounts payable and
                 accrued expenses                         56,400        (339,486)      (12,170)
              Accrued interest                          (385,973)        141,726       240,385
              Unearned revenue                           (15,911)          2,881        17,520
              Tenant security deposits                     3,863          19,840         9,751
                                                       ---------        --------       -------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                     (58,928)         49,219       665,716

INVESTING ACTIVITIES
    Improvements to investment
      properties                                         (66,341)       (102,145)     (164,484)
    Interest earned on certificate
      of accrual on Treasury security                    (70,514)        (70,514)      (64,978)
    Proceeds from sale of certificate of
      accrual on Treasury security                     1,083,068           ---            ---
    Restricted deposits                                  (59,063)        (34,490)         ---
                                                       ---------        --------       -------

NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES                           887,150        (207,149)     (229,462)
                                                       ---------        --------       -------

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF CASH FLOWS--CONT'D

                                                                  Years Ended December 31,
                                                            1997               1996               1995
                                                        ----------          ----------          --------
FINANCING ACTIVITIES
    Debt issuance costs                                $  (---)            $ (321,890)         $    (235)
    Borrowings (payments) on debt                        (586,543)             79,621            (14,669)
         Received from related parties                     ---                  ---               18,879
         Note receivable from related parties              (7,349)             (3,702)           (98,080)
                                                       ----------          ----------          ---------
NET CASH USED IN
FINANCING ACTIVITIES                                     (593,892)           (245,971)           (94,105)
                                                       ----------          ----------          ---------

INCREASE/(DECREASE) IN CASH                               234,330            (403,901)          (342,149)

CASH BEGINNING OF PERIOD                                   82,895             486,886            144,737
                                                       ----------          ----------          ---------
CASH END OF PERIOD                                     $  317,315          $   82,985          $ 486,886
                                                       ==========          ==========          =========

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

Consolidated Limited Partnerships--To satisfy the lender's requirements that real estate assets be in single asset partnerships, in 1996 the Partnership formed a new single asset partnership by the name of Bicycle Club Joint Venture, L.P. The Partnership retained the same partnership structure as Secured Investment Resources Fund, L.P. III, with Secured Investment Resources Fund, L.P. III being the sole Limited Partner. This single asset partnership has been fully consolidated with the Partnership.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:

                                                                          December 31,
                                                                      1997          1996
                                                                  -----------   -----------
Cost (including capital improvements
subsequent to acquisition):

     Greenhills Bicycle                                           $11,045,368   $10,988,697
     Club Apartments

     KC Club Apartments                                             5,050,435     5,040,765

     Office Equipment                                                  12,180        12,180
                                                                  -----------   -----------
                                                                   16,107,983    16,041,642

Less:
     Accumulated depreciation                                       5,273,994     4,732,073
                                                                  -----------   -----------
                                                                  $10,833,989   $11,309,569
                                                                  ===========   ===========

Depreciation expense was $541,921, $529,408, and $507,242 for the years ended December 31, 1997, 1996, and 1995 respectively.

NOTE C--NON-RECOURSE MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                               December 31,
                                           1997             1996
                                        -----------      -----------
Collateralized by Investment Property:
First Mortgages:

 Greenhills Bicycle
  Club Apartments                       $ 8,025,084      $ 8,082,102
  KC Club Apartments                    $ 3,922,211      $ 4,451,382

Second Mortgage:
  Greenhills Bicycle
    Club Apartments                     $   397,165      $   397,519
                                        -----------      -----------
                                        $12,344,460      $12,931,003
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

Cash paid for interest totaled $1,498,393, $984,531, and $886,813 for the years ended December 31, 1997, 1996, and 1995, respectively.

Maturities of mortgage debt are as follows:

                1998                           $3,984,578
                1999                               68,217
                2000                               74,616
                2001                            8,217,049
                Thereafter                              0
                                             ------------
                                             $ 12,344,460
                                             ============

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

                                   1997               1996             1995
                               ---------          ---------        ---------
Property Management Fee        $ 137,445          $ 137,449        $ 130,229
Professional Services             42,707             45,335           44,000
                               ---------        -----------       ----------
                               $ 180,152          $ 182,784        $ 174,229
                               =========          =========        =========

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

Amounts due from related parties consist of the following:

                                                        December 31,
                                             1997                       1996
                                           --------                   -------
Secured Investment Resources Fund, L.P.    $85,694                    $78,345

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


                                                        December 31,
                                                1997                    1996
                                             ---------               ---------
General Partners--Excess
  Syndication Costs:
      Paid by the Partnership                 $21,751                 $21,751

NOTE H--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                         December 31,
                                                       1997       1996
                                                      ------     ------
Vendor Accounts Payable ..........................  $ 19,601   $ 15,417
Property Taxes ...................................   198,901    127,938
Professional Fees ................................    33,804     55,986
Utilities ........................................    25,713     25,054
Insurance ........................................     8,429      8,352
Payroll Reimbursement ............................    14,205     11,506
                                                    --------   --------
                                                    $300,653   $244,253
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

NOTE I--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from depreciation. The effect of these items is summarized as follows:
                                                        December 31,
                                                 1997                   1996
                                                ------                 ------
Financial Reporting Basis:
     Total assets                           $ 11,617,003          $ 12,749,343
     Total liabilities                       (12,906,608)          (13,834,772)
                                           -------------          ------------
     Total Partners' (deficit) capital      $ (1,289,605)          $(1,085,429)
                                           =============          ============
Tax Basis:
     Total assets                           $ 12,000,633          $ 13,139,467
     Total liabilities                       (11,798,061)          (12,710,475)
                                           -------------         -------------
     Total Partners' capital               $     202,572         $     428,992
                                            ============         =============

                                          Years Ended December 31,
                                 1997              1996              1995
                                ------            ------            ------
Partnership loss-financial
     reporting purposes       $ (204,176)       $ (378,007)       $(171,559)
                             -----------       -----------       ----------
Book versus tax differences
     due to:
          Depreciation and
            amortization         (10,694)          (37,354)         (57,303)
          Other                  (11,550)            8,821           27,037
                               ---------        ------------       --------
                                 (22,244)          (28,533)         (30,266)
                               ---------        ----------         --------

Partnership loss-federal
         income tax purposes  $ (226,420)      $  (406,540)       $(201,825)
                             ===========      ============       ==========

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

Pursuant to the Agreement, Nichols has agreed (i) to pay $100,000 in cash to SIR Partners III and Hoyt, $21,751 of which will be paid by Hoyt to the Partnership to pay a receivable owed by the general partners of the Partnership for unpaid excess syndication costs and expenses currently shown on the Partnership's financial statements and (ii) to dismiss the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement"), such transfers and withdrawals are subject to the

Item 12.  Security ownership of Certain Beneficial owners and Management
          --Cont'd

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


Item 13.  Certain Relationships and Related Transactions.

See Notes to Financial Statements, Notes E, F and G appearing in Item 8.

(The remainder of this page left blank intentionally)

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following Financial Statements of Secured Investment Resources Fund, L.P. III, are included in Item 8:

SECURED INVESTMENT RESOURCES FUND, L.P. III                               Page

     (i)  Independent Auditors' Report                                       12

    (ii)  Consolidated Balance Sheets -
            December 31, 1997 and 1996                                    13-14

   (iii)  Consolidated Statements of Operations -
            Years Ended December 31, 1997,
            1996, and 1995                                                   15

    (iv)  Consolidated Statements of Partnership
            Deficit  - Years Ended December 31,
            1997, 1996, and 1995                                             16

     (v)  Consolidated Statements of Cash Flows -
            Years Ended December 31, 1997,
            1996, and 1995                                                17-18

    (vi)  Notes to Consolidated Financial
            Statements                                                    19-28


     (a)(2) The following Financial Statement Schedules as part of this report:

          (i)  Schedule II - Allowance For Doubtful
                 Accounts Information                                        36
         (ii)  Schedule III - Real Estate and
                 Accumulated Depreciation                                 37-38

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

               (d)  Real Estate Contract of Sale for The Greenhills Bicycle
                      Club (formerly Candlewyck Apartments). (v)

               (e)  Deed of Trust and Promissory Note for Brywood Hills
                      Apartments. (vii)

               (f)  Deed of Trust and Promissory Notes for Greenhills
                      Bicycle Club (formerly Candlewyck Apartments). (vii)

     (16)      (a)  Letter regarding change in certifying accountant. (vi)

     (25)      (a)  Power of Attorney. (i)

     (27)      (a)  Secured Investment Resources Fund, L.P. III Financial
                      Data Schedule at December 31, 1997 and for the year then ended.

     (28)      (b)  Guarantee of General Partners.  (i)

          (i) Previously filed on September 13, 1988 as an Exhibit to the Registration Statement on Form S-11 (file no. 3324235) such Exhibit and Registration Statement incorporated herein by reference.

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

                                             Secured Investment Resources
                                             Fund, L.P., III, a Missouri limited
                                             partnership (Registrant)

Date: January 27, 1999                       By: Nichols Resources, Ltd., its
                                                 general partner


                                             By: /s/ Christine A. Robinson
                                                 Christine A. Robinson
                                                 President

Pursuant to the requirements of the Securities Exchanged Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

No annual report of proxy material has been sent to security holders during the Registrant's last fiscal year, but an annual report and proxy material will be furnished to security holders subsequent to the filing of the annual report on this form.




/s/ James R. Hoyt     Individual general                      February 3, 1999
James R. Hoyt         partner of the Registrant

/s/ David L. Johnson  Director of Nichols                     January 27, 1999
David L. Johnson      Resources, Ltd., a
                      corporate general partner
                      of the Registrant

/s/ John W. Alvey     Director of Nichols                     January 27, 1999
John W. Alvey         Resources, Ltd., a
                      corporate general partner
                      of the Registrant

/s/ Daniel W. Pishny  Director of Nichols                     January 27, 1999
Daniel W. Pishny      Resources, Ltd., a
                      corporate general partner
                      of the Registrant

                   Secured Investment Resources Fund L.P. III
                  Schedule II - Allowance for Doubtful Accounts
                                December 31, 1997

       Balance at                              Bad Debt Write       Balance at
      Beginning of          Charged to         Offs Deducted            End
         Period            Operations          From Allowance       of  Period
    For Years Ended
      December 31,

   1995      $ 7,814       $   (664)         $    --                $  7,150

   1996      $ 7,150       $  4,850          $    --                $ 12,000

   1997      $12,000       $ 62,400          $  58,200              $ 16,200

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

[FN]

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

                                       38