Form 10-Q
period 1998-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-02-09
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period ___________ to ____________
                Commission File Number            33-24235

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
             (Exact name of registrant as specified in its charter)

               Missouri                                     48-6291172
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  1100 Main, Suite 2100, Kansas City, Missouri                  64105
    (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number,                        (816) 421-4670
          including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

                   SECURED INVESTMENT RESOURCES FUND, L.P. III


          Index


PART I.   FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- March 31, 1998
           and December 31, 1997                                            3-4

          Consolidated Statements of Operations -- Three
           Months Ended March 31, 1998 and 1997                               5

          Consolidated Statements of Partnership Deficit --
           Three Months Ended March 31, 1998 and
           the Years Ended December 31, 1997 and 1996                         6

          Consolidated Statements of Cash Flows -- Three
           Months Ended March 31, 1998 and 1997                               7

          Notes to Consolidated Financial Statements                        8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                     10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12


Item 4.   Submission of Matters to a Vote of
           Security Holders                                                  12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                             March 31,            December 31,
                                               1998                  1997
                                            (Unaudited)
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                        $ 9,949,757           $14,591,003
  Furniture, fixtures and equipment           1,118,225             1,516,980
                                            -----------           -----------
                                             11,067,982            16,107,983

  Less accumulated depreciation              (3,701,590)           (5,273,994)
                                            -----------           -----------
                                              7,366,392            10,833,989

RESTRICTED DEPOSIT
  Restricted Reserve Fund                       108,778                93,553
                                            -----------         -------------
                                                108,778                93,553

OTHER ASSETS
  Cash                                          332,579               317,315
  Rents and other receivables, less
   allowance of $4,600 in 1998 and
   $27,950 in 1997                                1,166                 7,347
  Prepaid expenses, deposits and other           12,519                30,695
  Due from related parties (Note C)
    Note Receivable                              87,637                85,694
    Syndication Costs                            21,751                21,751
  Debt issuance costs, net of
   accumulated amortization of
   $110,693 in 1998 and $94,880
   in 1997                                      210,846               226,659
                                            -----------         -------------
                                                666,498               689,461
                                            -----------         -------------

      TOTAL ASSETS                          $ 8,141,668          $ 11,617,003
                                            ===========          ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                            March 31,        December 31,
                                              1998              1997
                                           (Unaudited)
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                  $ 8,407,253        $ 12,344,460
  Accounts payable and
   accrued expenses                            90,949             300,653
  Accrued interest                             68,288             141,133
  Unearned revenue                             11,707              14,449
  Tenant security deposits                     79,292             105,913
                                          -----------        ------------

             TOTAL LIABILITIES              8,657,489          12,906,608
                                          -----------        ------------

PARTNERSHIP DEFICIT

  General Partner
    Capital contributions                       2,000               2,000
    Partnership deficit                      (44,313)             (52,051)
                                          -----------        ------------
                                             (42,313)             (50,051)
                                          -----------        ------------

  Limited Partner
    Capital contributions                   3,915,084           3,915,084
    Partnership deficit                   (4,388,592)          (5,154,638)
                                         ------------         ------------

                                            (473,508)          (1,239,554)
                                         ------------         ------------
      TOTAL PARTNERSHIP DEFICIT             (515,821)          (1,289,605)
                                         ------------         ------------

                                         $ 8,141,668         $ 11,617,003
                                         ===========        ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                               1998                    1997
REVENUES
  Rents                                     $ 482,719               $ 698,950
  Interest and other investment income          4,107                  19,476
                                            ---------               ---------
                                              486,826                 718,426
                                            ---------               ---------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                   137,513                 258,960
  General and
   administrative
   expenses                                     4,772                  13,074
  Professional services                        33,966                  20,968
  Management Fees                              23,593                  34,298
                                            ---------               ---------
                                              199,844                 327,300
                                            ---------               ---------

NET OPERATING INCOME BEFORE
  DEPRECIATION AND AMORTIZATION               286,982                 391,126
                                            ---------               ---------
  DEPRECIATION AND AMORTIZATION               105,833                 150,220
                                            ---------               ---------

NET OPERATING INCOME                          181,149                 240,906
                                            ---------               ---------

NON-OPERATING EXPENSES
  Interest                                    186,385                 289,200
                                            ---------               ---------

PARTNERSHIP GAIN (LOSS)
BEFORE EXTRAORDINARY ITEM                      (5,236)                (48,294)
                                            ---------               ---------

EXTRAORDINARY ITEM
  Debt Forgiveness                            779,020                    ----
                                            ---------              ----------

PARTNERSHIP GAIN (LOSS)                     $ 773,784               $ (48,294)
                                            =========              ==========

Allocation of gain (loss):
  General Partners                              7,738                    (483)
  Limited Partners                            766,046                 (47,811)
                                             --------              ----------

                                            $ 773,784               $ (48,294)
                                            =========               =========

Partnership gain (loss) per
 limited partnership
  unit                                        $ 79.10                 $ (4.94)
                                              =======                 =======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Three Months Ended March 31, 1998 (Unaudited) and the Years Ended December 31, 1997 and 1996

                                        General       Limited
                                        Partners      Partners        Total


Balances at January 1, 1996            (44,229)      (663,193)      (707,422)

Partnership gain (loss)                 (3,780)      (374,227)      (378,007)
                                   -----------    -----------    -----------

Balances at December 31, 1996          (48,009)    (1,037,420)    (1,085,429)

Partnership gain (loss)                 (2,042)      (202,134)      (204,176)
                                   -----------    -----------    -----------

Balances at December 31, 1997          (50,051)    (1,239,554)    (1,289,605)

Partnership gain (loss)                  7,738        766,046        773,784
                                   -----------    -----------    -----------

Balances at March 31, 1998         $   (42,313)   $  (473,508)   $  (515,821)
                                   ===========    ===========    ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997

OPERATING ACTIVITIES
  Partnership gain (loss)                             $ 773,784    $ (48,294)
  Adjustments to reconcile partnership gain
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                      105,832      142,718
     Extraordinary Item                                (779,020)
     Provision for losses on rents
      and other receivables                              (4,600)      15,950
  Changes in assets and liabilities:
     Rent and other receivables                           5,314      (20,946)
     Prepaid expenses, deposits, and other                6,521       12,798
     Accounts payable and
      accrued expenses                                   24,217      (12,837)
     Accrued interest                                    (3,078)      44,663
     Unearned revenue                                      (674)      (4,184)
     Tenant security deposits                            (3,238)       2,924
                                                      ---------    ---------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                   125,058      132,792
                                                      ---------    ---------

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                                (10,435)     (10,036)
  Restricted Reserve Funds                              (15,225)     (14,457)
  Interest earned on certificate
   of accrual on Treasury Security                         --        (17,629)
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                   (25,660)     (42,122)
                                                      ---------    ---------

FINANCING ACTIVITIES
  Note Receivable from Related Party                     (1,943)      (1,776)
  Principal payments on long-term debt                  (82,192)     (11,297)
                                                      ---------    ---------

NET CASH (USED IN)
 FINANCING ACTIVITIES                                   (84,135)     (13,073)
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        15,263       77,597

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                              317,315       82,985
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                            $ 332,578    $ 160,582
                                                      =========    =========
See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. General disclosures in the text of the notes are rounded to the nearest thousand dollars. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                               March 31,          December 31,
                                                 1998               1997
Collateralized by Investment Property:

 First Mortgages:
    Greenhills Bicycle Club Apartments      $ 8,010,088           $  8,025,084
    KC Club Apartments                           ----                3,922,211

 Second Mortgage:
    Greenhills Bicycle Club
      Apartments                                397,165                397,165
                                             ----------            -----------

                                            $ 8,407,253           $ 12,344,460
                                            ===========           ============

Interest expense totaled $186,000 and $289,000 during the first quarter of 1998 and 1997, respectively.

KC Club Apartments
------------------

The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage under the current payment requirements. The Managing General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure. (Described in Note E.)

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

                                                              March 31,
                                                          1998        1997

Property management fees                              $ 25,593     $ 34,298

Amounts due from related parties consist of the following:

                                                       March 31,  December 31,
                                                          1998        1997
General Partners -- Excess
 Syndication Costs                                    $ 21,751      $ 21,751
Secured Investment Resources
 Fund, L.P.                                             87,637        85,694
                                                      --------      --------
                                                      $109,388      $107,445
                                                      ========      ========

NOTE D--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.


NOTE E - EXTRAORDINARY ITEMS

Gain on forgiveness of debt:

A gain on forgiveness of debt of $779,000 was included as an  extraordinary item in the January 1998 consolidated financial statements of the Partnership. The gain was due to forgiveness of debt related to the foreclosure of the KC Club Apartments (described in note B). The assets and liabilities as of January 7, 1998 that were applicable to the foreclosed property approximated the following:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenues for the first three months decreased $232,000 (32.2%) when compared to the same period in 1997. The majority of the decrease ($206,000) is due to the loss of rental revenue caused by the foreclosure of the KC Club Apartments. Rental revenue for the first three months at the Greenhills Bicycle Club Apartments increased $3,000 (0.6%) when compared to the same period in 1997. Interest revenue decreased $15,000 (78.9%) from 1997. The decrease in interest revenue was caused by the August 1997 sale of the Treasury certificate of accrual, held by the partnership as collateral for the KC Club Apartments.

Property  operating  expenses  for the  first  three  months  of 1998  decreased
$121,000 (46.9%) compared to the same period in 1997. Of the total decrease, $107,000 relates to the foreclosure of the KC Club Apartments. Operating expenses at the Greenhills Bicycle Club decreased by $14,000. The decrease is due primarily to a reduction in payroll, utilities and maintenance expenses.

Professional service expense increased $13,000 (62.0%) compared to the first three months of 1997. The majority of the increase is due to legal fees in connection with the foreclosure of the KC Club Apartments and other partnership related matters.

Management fee expense for the first three months decreased by $11,000 (31.2%) compared to the same period in 1997. The decrease is due to the foreclosure of the KC Club Apartments. Management fees for the Greenhills Bicycle Club Apartments increased slightly from 1997, due to the increase in rental revenue.


General and administrative property operating expenses decreased $8,000 (63.5%) when compared to the first three months of last year. General and administrative expenses for the first three months of 1998 decreased $6,000 due to the foreclosure of the KC Club Apartments. General and administrative expenses at the Greenhills Bicycle Club Apartments decreased $2,000 for the same period.

Interest expense decreased $103,000 (35.6%) and depreciation and amortization expense decreased $44,000 (29.5%) when compared to the first three months of last year. The decrease in interest expense and depreciation and amortization expense due to the foreclosure of the KC Club Apartments is $93,000 and $46,000, respectively.

Liquidity and Capital Resources

During the first three months of 1998, $125,000 of cash was provided by operations, $26,000 was used in investing activities and $84,000 was used for financing activities.

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

The assets and liabilities as of January 7, 1998 that were applicable to the foreclosed property approximated the following:

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

b) Change in control:

Nichols Resources, Ltd,. a general partner of the Registrant ("Nichols"), has filed a civil action against SIR Partners III, L.P., also a general partner of the Registrant ("SIR Partners III"), James R. Hoyt, the current Managing General Partner of the Partnership ("Hoyt"), the Hoyt Group, Ltd. And Hoyt S. Partnership, L.P. in the Circuit Court of Jackson County, Missouri on January 27, 1998. Nichols alleges in the petition that the defendants (i) failed to make the books and records of the Registrant available to Nichols as required by law and the Registrant's limited partnership agreement, (ii) breached a settlement agreement that had been entered between, among other, Nichols, Hoyt and certain Hoyt affiliates pursuant to which Hoyt had agreed to effectuate a change in management of the properties of the Registrant as requested by Nichols. The relief sought by Nichols was (i) a preliminary order in mandamus directing Hoyt and his affiliates to file an answer to the petition or take a judgement by default, (ii) damages, both actual and punitive, along with interest, costs and attorneys' fees, (iii) a restraining order and an injunction restraining and enjoining Hoyt and his affiliates from selling any asset of the Registrant without the consent of the limited partners and the co-general partners of the Registrant and (iv) a judgment that Nichols is entitled to inspect the books and records of the Registrant and that the change in management of the assets of the Registrant be effected. The Registrant does not believe that the lawsuit will have a material effect on the operations of the Registrant.

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

                    None

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

                                          Date:  January 19, 1999