Form 10-Q
period 1998-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-02-09
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period ___________ to ___________
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

                     Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____  No X

                   SECURED INVESTMENT RESOURCES FUND, L.P. III


                        Index


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- June 30, 1998
           and December 31, 1997                                            3-4

          Consolidated Statements of Operations -- Three
           and Six Months Ended June 30, 1998 and 1997                        5

          Consolidated Statements of Partnership Deficit --
           Six Months Ended June 30, 1998 and
           the Years Ended December 31, 1997 and 1996                         6

          Consolidated Statements of Cash Flows -- Six
           Months Ended June 30, 1998 and 1997                                7

          Notes to Consolidated Financial Statements                        8-9

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                     10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12


Item 4.   Submission of Matters to a Vote of
           Security Holders                                                  12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS
                                                   June 30,      December 31,
                                                    1998             1997
                                                  (Unaudited)
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                             $ 10,007,357    $ 14,591,003
  Furniture, fixtures and equipment                 1,131,072       1,516,980
                                                 ------------    ------------
                                                   11,138,429      16,107,983

  Less accumulated depreciation                    (3,791,608)     (5,273,994)
                                                 ------------    ------------
                                                    7,346,821      10,833,989

RESTRICTED DEPOSIT
  Restricted Reserve Fund                             124,212          93,553
                                                 ------------    ------------
                                                      124,212          93,553

OTHER ASSETS
  Cash                                                289,798         317,315
  Rents and other receivables, less
   allowance of $4,600 in 1998 and
   $16,200 in 1997                                      9,684           7,347
  Prepaid expenses, deposits and other                  4,998          30,695
  Due from related parties (Note C)
    Note Receivable                                    89,623          85,694
    Syndication Costs                                  21,751          21,751
  Debt issuance costs, net of
   accumulated amortization of
   $126,507 in 1998 and $94,880
   in 1997                                            195,032         226,659
                                                 ------------    ------------
                                                      610,886         689,461
                                                 ------------    ------------

      TOTAL ASSETS                               $  8,081,919    $ 11,617,003
                                                 ============    ============

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                     June 30,     December 31,
                                                       1998            1997
                                                    (Unaudited)
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage debt (Note B)                          $  8,391,840    $ 12,344,460
  Accounts payable and
   accrued expenses                                     67,474         300,653
  Accrued interest                                      60,188         141,133
  Unearned revenue                                       9,461          14,449
  Tenant security deposits                              76,618         105,913
                                                  ------------    ------------

      TOTAL LIABILITIES                              8,605,581      12,906,608
                                                  ------------    ------------

PARTNERSHIP DEFICIT

  General Partner
    Capital contributions                                2,000           2,000
    Partnership deficit                                (44,392)        (52,051)
                                                  ------------    ------------
                                                       (42,392)        (50,051)
                                                  ------------    ------------
  Limited Partner
    Capital contributions                            3,915,084       3,915,084
    Partnership deficit                             (4,396,354)     (5,154,638)
                                                  ------------    ------------

                                                      (481,270)     (1,239,554)
                                                  ------------    ------------
      TOTAL PARTNERSHIP DEFICIT                       (523,662)     (1,289,605)
                                                  ------------    ------------

                                                  $  8,081,919    $ 11,617,003
                                                  ============    ============

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Six Months Ended            Three Months Ended
                                                       June 30,                     June 30,
                                                  1998           1997            1998         1997
REVENUES
  Rents                                      $   975,232    $ 1,395,189    $   492,513    $   696,239
  Interest                                         9,061         39,351          4,954         19,875
                                             -----------    -----------    -----------    -----------
                                                 984,293      1,434,540        497,467        716,114
                                             -----------    -----------    -----------    -----------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                      279,215        544,691        141,702        285,731
  General and
   administrative
   expenses                                       16,563         23,876         11,791         10,802
  Professional services                           67,118         43,870         33,152         22,902
  Management Fees                                 47,179         68,464         23,586         34,166
                                             -----------    -----------    -----------    -----------
                                                 410,075        680,901        210,231        353,601
                                             -----------    -----------    -----------    -----------
  NET OPERATING INCOME BEFORE
     DEPRECIATION AND AMORTIZATION               574,218        753,639        287,236        362,513
                                             -----------    -----------    -----------    -----------
     DEPRECIATION AND AMORTIZATION               211,665        300,439        105,833        150,219
                                             -----------    -----------    -----------    -----------
  NET OPERATING INCOME                           362,553        453,200        181,403        212,294
                                             -----------    -----------    -----------    -----------
NON-OPERATING EXPENSES
  Interest                                       375,630        572,640        189,245        283,440
                                             -----------    -----------    -----------    -----------
PARTNERSHIP GAIN (LOSS)
    BEFORE EXTRAORDINARY ITEM                    (13,077)      (119,440)        (7,842)       (71,146)
                                             -----------    -----------    -----------    -----------
ETRAORDINARY ITEM
 Debt Forgiveness                                779,020           --             --             --
                                             -----------    -----------    -----------    -----------
PARTNERSHIP GAIN (LOSS)                      $   765,943    $  (119,440)   $    (7,842)   $   (71,146)
                                             ===========    ===========    ===========    ===========
Allocation of gain (loss):
  General Partners                                 7,659         (1,194)           (78)          (711)
  Limited Partners                               758,284       (118,246)        (7,764)       (70,435)
                                             -----------    -----------    -----------    -----------
                                             $   765,943    $  (119,440)   $    (7,842)   $   (71,146)
                                             ===========    ===========    ===========    ===========
Partnership gain (loss) per
 limited partnership
  unit                                       $     78.29    $    (12.21)   $      (.80)   $     (7.27)
                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Six Months Ended June 30, 1998 (Unaudited) and the Years Ended December 31, 1997 and 1996

                                              General          Limited
                                             Partners         Partners         Total

Balances at January 1, 1995                  (44,229)          (663,193)       (707,422)

Partnership gain (loss)                       (3,780)          (374,227)       (378,007)
                                           ---------        -----------     -----------

Balances at December 31, 1996                (48,009)        (1,037,420)     (1,085,429)

Partnership gain (loss)                       (2,042)          (202,134)       (204,176)
                                           ---------        -----------     -----------

Balances at December 31, 1997                (50,051)        (1,239,554)     (1,289,605)

Partnership gain (loss)                        7,659            758,284         765,943
                                           ---------        -----------     -----------

Balances at June 30, 1998                   $(42,392)        $ (481,270)     $ (523,662)
                                            ========         ==========      ==========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                         1998         1997
OPERATING ACTIVITIES
  Partnership gain (loss)                           $ 765,943    $(119,440)
  Adjustments to reconcile partnership gain
  (loss) to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                    211,665      300,440
     Provision for losses on rents
      and other receivables                            (4,600)      19,400
     Extraordinary item                              (779,020)        --
  Changes in assets and liabilities:
     Rent and other receivables                        (3,205)     (27,847)
     Prepaid expenses, deposits, and other             14,045      (30,452)
     Accounts payable and
      accrued expenses                                    741       56,403
     Accrued interest                                 (11,178)      81,133
     Unearned revenue                                  (2,922)      (7,880)
     Tenant security deposits                          (5,912)      (1,924)
                                                   ---------    ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  185,557      269,833
                                                    ---------    ---------

INVESTING ACTIVITIES
  Purchase of and improvements to
    investment properties                             (80,882)     (25,598)
  Restricted Reserve deposits                         (30,659)     (29,104)
  Interest earned on certificate
    of accrual on Treasury Security                      --        (35,257)
                                                    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                (111,541)     (89,959)
                                                    ---------    ---------

FINANCING ACTIVITIES
  Note Receivable from Related Party                   (3,929)      (3,592)
  Principal payments on long-term debt                (97,604)     (25,388)
  Debt issuance costs                                    --        (16,500)
                                                    ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                (101,533)     (45,480)
                                                    ---------    ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (27,517)    (134,394)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                            317,315       82,985
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                          $ 289,798    $ 217,379
                                                    =========    =========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. General disclosures in the text of the notes are rounded to the nearest thousand dollars. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Non-Recourse mortgage debt consists of the following:

                                               June 30,      December 31,
                                                1998            1997
Collateralized by Investment
  Property:
  First Mortgages:

    Greenhills Bicycle Club
      Apartments                              $7,994,675      $8,025,084
    KC Club Apartments                          ----           3,922,211

  Second Mortgage:

    Greenhills Bicycle Club
      Apartments                                 397,165         397,165
                                            ------------   -------------

                                             $ 8,391,840     $12,344,460
                                             ===========     ===========

Interest expense totaled $376,000 and $573,000 during the first six months of 1998 and 1997, respectively.

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

                                                    June  30,
                                               1998            1997

Property management fees                    $ 47,179         $ 68,464

Amounts due from related parties consist of the following:

                                              June 30,        December 31,
                                                1998             1997
General Partners -- Excess
 Syndication Costs                            $ 21,751         $ 21,751
Secured Investment Resources
  Fund, L.P.                                    89,623           85,694
                                               -------          -------
                                             $ 111,374         $107,445
                                             =========         ========

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

Total revenues for the first six months decreased $450,000 (31.4%) when compared to the same period in 1997. The majority of the decrease ($439,000) is due to the loss of rental revenue caused by the foreclosure of the KC Club Apartments. Rental revenue for the first six months at the Greenhills Bicycle Club Apartments increased $18,000 (1.8%) when compared to the same period in 1997. This increase is due to a strong rental market, which allowed the Partnership to increase rental rates upon lease renewals. These higher market rates are being achieved with fewer rent concessions. Interest revenue decreased $30,000 (77.0%) from 1997. The decrease in interest revenue was caused by the August 1997 sale of the Treasury certificate of accrual held by the partnership as collateral for the KC Club Apartments.

Property operating expenses for the first six months of 1998 decreased $265,000 (48.7%) compared to the same period in 1997. Of the total decrease, $225,000 relates to the foreclosure of the KC Club Apartments. Operating expenses at the Greenhills Bicycle Club decreased by $40,000. The decrease is due primarily to a reduction in payroll and utilities expenses.

Professional services expense increased $23,000 (53.0%) compared to the first six months of 1997. The majority of the increase is due to legal fees in connection with the foreclosure of the KC Club Apartments and other partnership related matters.

Management fee expense for the first six months decreased by $21,000 (31.1%) compared to the same period in 1997. The decrease is due to the foreclosure of the KC Club Apartments. Management fees for the Greenhills Bicycle Club Apartments increased slightly from 1997 due to the increase in rental revenue.

General and administrative property operating expenses decreased $7,000 (30.6%) when compared to the first six months of last year. General and administrative expenses for the first six months of 1998 decreased $11,000 due to the foreclosure of the KC Club Apartments. General and administrative expenses at the Greenhills Bicycle Club Apartments increased $4,000 for the same period.

Interest expense decreased $197,000 (34.4%) and depreciation and amortization expense decreased $89,000 (29.5%) when compared to the first six months of last year. The decrease in interest expense and depreciation and amortization expense due to the foreclosure of the KC Club Apartments is $185,000 and $91,000 respectively.


Liquidity and Capital Resources

During the first six months of 1998, $185,000 of cash was provided by operations, $112,000 was used in investing activities and $102,000 was used for financing activities.

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

a) Change in control:

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