Form 10-Q/A
period 1998-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-02-09
CIK 839638

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

                  For the transition period _______ to _______
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

PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- September 30, 1998
           and December 31, 1997                                            3-4

          Consolidated Statements of Operations -- Three
           and Nine Months Ended September 30, 1998 and 1997                  5

          Consolidated Statements of Partnership Deficit --
           Nine Months Ended September 30, 1998 and
           the Years Ended December 31, 1997 and 1996                         6

          Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1998 and 1997                           7

          Notes to Consolidated Financial Statements                       8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                  11-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities                                              14

Item 3.   Defaults Upon Senior Securities                                    14


Item 4.   Submission of Matters to a Vote of
           Security Holders                                                  14

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED BALANCE SHEETS

                                               September  30,      December 31,
                                                  1998                 1997
                                               (Unaudited)
ASSETS
INVESTMENT PROPERTIES
     Land and  buildings                      $  10,008,907       $  14,591,003
     Furniture,  fixtures,  and equipment         1,163,146           1,516,980
                                               ------------         -----------
                                                 11,172,053          16,107,983
                                               ------------         -----------
     Less  accumulated  depreciation             (3,881,628)         (5,273,994)
                                               ------------         -----------
                                                  7,290,425          10,833,989
RESTRICTED DEPOSIT
     Restricted Reserve Fund                        139,214              93,553
                                               ------------         -----------
                                                    139,214              93,553
OTHER ASSETS
     Cash                                           209,399             317,315
     Rents and receivables, less allowance
       of $4,600 in 1998 and $16,200 in 1997         22,453               7,347
     Prepaid expenses, deposits and other             7,174              30,695
     Due from related parties (Note C)
       Note Receivable                                 ----              85,694
       Syndication Costs                               ----              21,751
     Debt issuance costs,  net of
       accumulated  amortization of
       $142,320 in 1998 and $94,880 in 1997         179,219             226,659
                                               ------------         -----------
                                                    418,245             689,461
                                               ------------         -----------
TOTAL ASSETS                                    $ 7,847,884        $ 11,617,003
                                               ============         ===========

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

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Nine Months Ended            Three Months Ended
                                                     September 30,               September 30,
                                                 1998           1997           1998          1997
REVENUES
  Rents                                      $ 1,483,924    $ 2,070,788    $   508,693    $   675,599
  Interest                                        11,696         60,398          2,634         21,047
                                             -----------    -----------    -----------    -----------
                                               1,495,620      2,131,186        511,327        696,646
                                             -----------    -----------    -----------    -----------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                      457,415        847,451        178,200        302,760
  General and
   administrative
   expenses                                       28,160         38,919         11,597         15,043
  Professional services                          124,622         58,368         57,504         14,498
  Management Fees                                 71,391        101,934         24,212         33,470
                                             -----------    -----------    -----------    -----------
                                                 681,588      1,046,672        271,513        365,771
                                             -----------    -----------    -----------    -----------

NET OPERATING INCOME BEFORE
  DEPRECIATION AND AMORTIZATION                  814,032      1,084,514        239,814        330,875
                                             -----------    -----------    -----------    -----------

DEPRECIATION AND AMORTIZATION                    317,496        450,659        105,832        150,220
                                             -----------    -----------    -----------    -----------

    NET OPERATING INCOME                         496,536        633,855        133,982        180,655
                                             -----------    -----------    -----------    -----------
NON-OPERATING EXPENSES
  Interest                                       561,448        852,725        185,818        280,085
                                             -----------    -----------    -----------    -----------

PARTNERSHIP GAIN(LOSS)
BEFORE EXTRAORDINARY ITEMS                       (64,912)      (218,870)       (51,836)       (99,430)
                                              -----------    -----------    -----------    -----------

EXTRAORDINARY ITEMS
  Gain on forgiveness of debt                    779,020           --             --             --
  Gain on early extinguishment of debt           197,164           --          197,164           --

                                                 976,184           --          197,164           --

PARTNERSHIP GAIN (LOSS)                      $   911,272    $  (218,870)   $   145,328    $   (99,430)
                                              ===========    ===========    ===========    ============
Allocation of loss:
  General Partners                                (9,113)        (2,189)        (1,453)          (994)
  Limited Partners                              (902,159)      (216,681)      (143,875)       (98,436)
                                              -----------    -----------    -----------    -----------
                                             $  (911,272)   $  (218,870)   $  (145,328)   $   (99,430)
                                              ===========    ===========    ===========    ===========

Partnership loss per
 limited partnership
 unit                                        $    (93.15)   $    (22.37)   $    (14.86)   $    (10.16)
                                              ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Nine Months Ended September 30, 1998 (Unaudited) and the Years Ended December , 1997 and 1996

                                              General        Limited
                                             Partners       Partners          Total

Balances at January 1, 1996                  (44,229)      (663,193)      (707,422)

Partnership gain (loss)                       (3,780)      (374,227)      (378,007)
                                             --------      ---------      ---------

Balances at December 31, 1996                (48,009)    (1,037,420)    (1,085,429)

Partnership gain (loss)                       (2,042)      (202,134)      (204,176)
                                         -----------    -----------    -----------

Balances at December 31, 1997                (50,051)    (1,239,554)    (1,289,605)

Partnership gain (loss)                        9,113        902,159        911,272
                                         -----------    -----------    -----------

Balances at September 30, 1998           $   (40,938)   $  (337,395)   $  (378,333)
                                          ===========    ===========    ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         1998         1997
OPERATING ACTIVITIES
  Partnership gain (loss)                             $ 911,272    $(218,870)
  Adjustments to reconcile partnership gain
  (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                      317,497      434,159
     Provision for losses on rents
      and other receivables                               4,600       27,200
     Extraordinary items:
      Gain on forgiveness of debt                      (779,020)        --
      Gain on early extinguishment of debt             (197,164)        --
  Changes in assets and liabilities:
     Rent and other receivables                         (25,172)     (32,803)
     Prepaid expenses, deposits, and other               11,865      (13,649)
     Accounts payable and
      accrued expenses                                   36,219       87,405
     Accrued interest                                   (11,177)      95,062
     Unearned revenue                                    (3,028)      (9,369)
     Tenant security deposits                            (7,720)       5,340
                                                      ---------    ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                    258,172      374,475
                                                      ---------    ---------

INVESTING ACTIVITIES
  Improvements to investment properties                (114,505)     (48,948)
  Restricted Reserve deposits                           (45,661)     (43,991)
  Interest earned on certificate
   of accrual on Treasury Security                         --        (52,886)
  Excess Syndication Costs                               21,751         --
                                                      ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                  (138,415)    (145,825)
                                                      ---------    ---------

FINANCING ACTIVITIES
  Note Receivable from Related Party                     85,694       (5,450)
  Principal payments on long-term debt                 (313,367)     (42,634)
                                                      ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                  (227,673)     (48,084)
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (107,916)     180,566

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                              317,315       82,985
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                            $ 209,399    $ 263,551
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

NOTE B--MORTGAGE DEBT

Non-Recourse mortgage debt consists of the following:

                                                September 30,  December 31,
                                                     1998          1997
Collateralized by Investment
  Property:
  First Mortgages:

    Greenhills Bicycle Club
      Apartments                                  $ 7,978,912   $ 8,025,084
    KC Club Apartments                                   --       3,922,211

  Second Mortgage:

    Greenhills Bicycle Club
      Apartments                                         --         397,165
                                                  -----------   -----------

                                                  $ 7,978,912   $12,344,460
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

NOTE B--MORTGAGE DEBT--CONT=D


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

                                                 September 30,
                                             1998              1997

Property management fees                   $ 71,391         $ 101,934


Amounts due from related parties consist of the following:

                                        September 30,      December 31,
                                             1998             1997
General Partners -- Excess
 Syndication Costs                         $  ----           $ 21,751
Secured Investment Resources
  Fund, L.P.                                  ----             85,694
                                           -------            -------
                                           $  ----           $107,445
                                          ========           ========

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

Gain on early extinguishment of debt:

The second mortgage on the Greenhills Bicycle Club Apartments was paid in full on July 27, 1998 at a discount (described in note B). The note balance on July 27, 1998 was $ 397,000. The note was paid in full for $203,000 of which $200,000 was principal and $3,000 was interest. The resulting $197,000 gain on early extinguishment of debt was included as an extraordinary item in the August 1998 consolidated financial statements of the partnership.

NOTE F - ADDITIONAL CASH FLOW INFORMATION

                                                            September 30,
                                                         1998            1997
                                                      ----------       --------



Noncash Investing and Financing Activities

    Assets exchanged for the forgiveness of debt     $ 3,405,000          ----
    Debt forgiven in exchange for assets              (4,251,000)         ----

Additional Cash Payment Information

    Interest Paid                                      642,393          757,663

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Year 2000:

Management is in the process of evaluating the risks associated with potential Year 2000 computer problems. It is our opinion that the potential on-site Year 2000 problems at the Greenhills Bicycle Club apartments will not have a material impact on property operations. The computer and on-site software utilized in the day to day operations of the property have been upgraded as of January 12, 1999 at a cost of approximately $4,000 with a Year 2000 compliant software. No additional material expenditures are planned at this time for Year 2000 compliance. There are no known non-information technology systems (elevators, fire alarms, security systems etc.) on-site that would be impacted by a Year 2000 problem. Management believes that the mission critical systems are prepared for the Year 2000, and non-critical systems are being evaluated.

Management believes the worst case scenario that could impact property operations would be if third-party utility providers (electricity and water) failed to provide services to the property due to a Year 2000 problem in their systems. We believe the likelihood of this scenario occurring is remote but we are in the process of contacting our utility providers to review their plans to address potential Year 2000 issues.

(Remainder of this page left blank intentionally)

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

Pursuant to the Agreement, Nichols has agreed (i) to pay $100,000 in cash to SIR Partners III and Hoyt, $21,751 of which will be paid by Hoyt to the Partnership to pay a receivable owed by affiliates of the Partnership for unpaid excess syndication costs and expenses currently shown on the Partnership=s financial statements and (ii) to dismiss the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement"), such transfers and withdrawals are subject to the majority vote of the Partnership's limited partners (the "Limited Partners"). Hoyt and SIR Partners III have also agreed that Nichols, as general partner of the Partnership, shall have the right to designate the management company to manage the assets of the Partnership and to execute all documents to effectuate the release of the current management contract.

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

          Inapplicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

          Inapplicable.

     Item 5.   OTHER INFORMATION

          Inapplicable.

     Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

                    A Form 8-K was filed on July 31, 1998 reporting a settlement agreement between general partners of the Registrant.


                    A Form 8-K was filed on November 13, 1998 reporting the dismissal of the Registrants auditors, BDO Seidman, LLP, and the resulting selection of Baird Kurtz & Dobson as auditors for the year ending December 31, 1998.

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