Form 10-K/A
period 1997-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-03-11
CIK 839638

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

Competition

The real estate  business is highly  competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Bicycle Club Apartments, are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The Lakes, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors.

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
Club Apartments
Kansas City, MO

(*) Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rents for each unit type by the total unit mix. Established market rents are budgeted rents, established by conducting market surveys to determine the typical rents charged for similar properties in the area and through knowledge of the rates the market will bear for similar unit types.)

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

Competition:

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Bicycle Club Apartments, are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988;

Item 2.  Properties

Camden Passage, 598 units built in 1989-1998; The Lakes, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors. The partnership's management believes that the properties are adequately covered by insurance.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenue for the Partnership increased in 1997 to $2,987,000 compared to $2,858,000 (4.5%) in 1996. This increased revenue was the result of an increase in gross possible rental rates. During 1997 the operating and administrative costs decreased $31,000 (2.1%) primarily in the areas of services, payroll and marketing. The decrease in service, payroll and marketing was caused by continuing management initiatives to decrease administrative expenses and budgets, and increase Net Operating Income.

Interest expense decreased from $1,126,000 in 1996 to $1,112,000 (1.2%) in 1997.
The decrease in interest expense was due to the reduction in principal related to the KC Club Apartments of $530,000, which was paid with the proceeds of the sale of the certificate of accrual (as described in note D). Depreciation and amortization expense decreased from $606,000 to $605,000. The 1997 net loss decreased by $174,000 (46.0%).

Revenue for the Partnership was $2,858,000 for 1996 as compared to $2,825,000 (1.2%) in 1995. During 1996 the operating costs decreased $44,000 (3.4%) primarily in the areas of services, marketing, and payroll. The decrease in service, payroll and marketing was caused by management initiatives to decrease administrative expenses and budgets, and increase Net Operating Income.

Interest expense increased from $925,000 in 1995 to $1,126,000 (21.7%) in 1996. In 1995, the interest rate on the first mortgage of the Bicycle Club Apartments was 5.5%. On December 31, 1995, the loan was refinanced with an interest rate of 8% and on July 8, 1996, the loan was refinanced with an interest rate of 9%. Therefore, the effective interest rate change from 5.5% in 1995 to approximately 8.5% in 1996, is the primary cause of the increase in interest expense from 1995 to 1996. Depreciation and amortization increased from $512,000 to $606,000 (18.3%). The increase in depreciation and amortization was due primarily to the refinancing of the Bicycle Club Apartments. When the loan was refinanced in July, 1996 the unamortized loan fees of $44,000 relating to the December 31, 1995 refinancing were written off. An additional $29,000 of amortization was amortized relating to the costs of refinancing in July, 1996. Depreciation expense increased due to depreciation of additions to fixed assets during 1996. The 1996 net loss increased by $206,000 (120.3%).

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

Results Of Operations - Cont'd

Due to the inability to renegotiate loan terms with the lender, the KC Club Apartments was foreclosed in 1998. It is anticipated that this will result in a decrease in revenue with a corresponding decrease in expenses. The 1997 rental revenue for the KC Club was $853,000 and expenses (including interest) were $1,160,000.

Liquidity and Sources of Capital

During 1997, the primary source of working capital was provided by investing activities in the amount of $887,000. Operations used $59,000, and financing activities (primarily payments on debt, as described in the Consolidated Statement of Cash Flows) used $594,000. During the year accounts payable and accrued expenses increased by $56,000 and accrued interest decreased by $386,000.

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

Limited Partners (9,865 units)
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

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended December 31,
                                                         1997                 1996             1995
                                                    ------------         ------------     ------------
REVENUES
     Rents                                           $2,790,617            $2,767,870       $2,697,035
     Interest and other investment
       income                                           196,127                90,428          128,763
                                                      ---------             ---------        ---------
                                                      2,986,744             2,858,298        2,825,798
                                                      ---------             ---------        ---------
OPERATING AND ADMINISTRATIVE EXPENSES
     Property operating expenses                      1,189,480             1,177,374        1,222,240
     General and administrative expenses                 54,526                70,752           70,672
     Professional services (Note E)                      91,873               118,896          136,955
     Management fees (Note E)                           137,445               137,449          130,229
     Depreciation and Amortization                      605,175               605,578          512,242
                                                      ---------             ---------        ---------
                                                      2,078,499             2,110,049        2,072,338
                                                      ---------             ---------        ---------

 NET OPERATING INCOME                                   908,245               748,249          753,460

NON-OPERATING EXPENSES
     Interest                                         1,112,421             1,126,256          925,019

PARTNERSHIP LOSS                                    $  (204,176)          $  (378,007)     $  (171,559)
                                                      =========             =========        =========

Allocation of loss
     General Partners                               $    (2,042)          $    (3,780)     $    (1,715)
     Limited Partners                                  (202,134)             (374,227)        (169,844)
                                                      ---------             ---------        ---------
                                                    $  (204,176)          $  (378,007)     $  (171,559)
                                                      =========             =========        =========

Partnership loss per
limited partnership unit                            $    (20.87)          $    (38.64)     $    (17.54)
                                                      =========             =========        =========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Years Ended December 31, 1997, 1996 and 1995
                                        General          Limited*
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


* (9,685 Limited Partner Units)

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

Debt Issuance Costs--Loan costs, when incurrred, are capitalized by the Partnership. These costs are amortized over the term of the related loans.

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

Accounting for the Impairment of Long-Lived Assets--SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The Partnership evaluates long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is recognized if expected undiscounted future cash flows are less than the carrying amount of these assets.

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

At all times during the term of the lease, the Partnership (or its assignee) has the right to purchase the land at a price equal to the greater of $2,000,000 or fair market value at the time the option is exercised. Should the buildings and improvements be sold prior to the end of the land lease agreement (20 years), the Partnership is under no obligation for payment of the land rental assessments for the remaining portion of the land lease agreement. The lease was effectively terminated upon foreclosure of the property.

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

                                             Secured Investment Resources
                                             Fund, L.P., III, a Missouri limited
                                             partnership (Registrant)

Date: March 3, 1999                          By: Nichols Resources, Ltd., its
                                                 general partner


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




/s/ James R. Hoyt     Individual general                      March 5, 1999
James R. Hoyt         partner of the Registrant

/s/ David L. Johnson  Director of Nichols                     March 3, 1999
David L. Johnson      Resources, Ltd., a
                      corporate general partner
                      of the Registrant

/s/ John W. Alvey     Director of Nichols                     March 3, 1999
John W. Alvey         Resources, Ltd., a
                      corporate general partner
                      of the Registrant

/s/ Daniel W. Pishny  Director of Nichols                     March 3, 1999
Daniel W. Pishny      Resources, Ltd., a
                      corporate general partner
                      of the Registrant

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