Form 10-Q/A
period 1998-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-03-11
CIK 839638

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

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                               1998                    1997
REVENUES
  Rents                                     $ 482,719               $ 698,950
  Interest and other investment income          4,107                  19,476
                                            ---------               ---------
                                              486,826                 718,426
                                            ---------               ---------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                   137,513                 258,960
  General and
   administrative
   expenses                                     4,772                  13,074
  Professional services                        33,966                  20,968
  Management Fees                              23,593                  34,298
  Depreciation and Amortization               105,833                 150,220
                                            ---------               ---------
                                              305,677                 477,520
                                            ---------               ---------

 NET OPERATING INCOME                         181,149                 240,906
                                            ---------               ---------

NON-OPERATING EXPENSES
  Interest                                    186,385                 289,200
                                            ---------               ---------

PARTNERSHIP GAIN (LOSS)
BEFORE EXTRAORDINARY ITEM                      (5,236)                (48,294)
                                            ---------               ---------

EXTRAORDINARY ITEM
  Debt Forgiveness                            779,020                    ----
                                            ---------              ----------

PARTNERSHIP GAIN (LOSS)                     $ 773,784               $ (48,294)
                                            =========              ==========

Allocation of gain (loss):
  General Partners                              7,738                    (483)
  Limited Partners                            766,046                 (47,811)
                                             --------              ----------

                                            $ 773,784               $ (48,294)
                                            =========               =========

Partnership gain (loss) per
 limited partnership
  unit                                        $ 79.10                 $ (4.94)
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

                                          Date:  March 3, 1999