Form 10-Q/A
period 1998-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-03-11
CIK 839638

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

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Six Months Ended            Three Months Ended
                                                       June 30,                     June 30,
                                                  1998           1997            1998         1997
REVENUES
  Rents                                      $   975,232    $ 1,395,189    $   492,513    $   696,239
  Interest                                         9,061         39,351          4,954         19,875
                                             -----------    -----------    -----------    -----------
                                                 984,293      1,434,540        497,467        716,114
                                             -----------    -----------    -----------    -----------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                      279,215        544,691        141,702        285,731
  General and
   administrative
   expenses                                       16,563         23,876         11,791         10,802
  Professional services                           67,118         43,870         33,152         22,902
  Management Fees                                 47,179         68,464         23,586         34,166
  Depreciation and Amortization                  211,665        300,439        105,833        150,219
                                             -----------    -----------    -----------    -----------
                                                 621,740        981,340        316,064        503,820
                                             -----------    -----------    -----------    -----------

 NET OPERATING INCOME                            362,553        453,200        181,403        212,294
                                             -----------    -----------    -----------    -----------
NON-OPERATING EXPENSES
  Interest                                       375,630        572,640        189,245        283,440
                                             -----------    -----------    -----------    -----------
PARTNERSHIP GAIN (LOSS)
    BEFORE EXTRAORDINARY ITEM                    (13,077)      (119,440)        (7,842)       (71,146)
                                             -----------    -----------    -----------    -----------
ETRAORDINARY ITEM
 Debt Forgiveness                                779,020           --             --             --
                                             -----------    -----------    -----------    -----------
PARTNERSHIP GAIN (LOSS)                      $   765,943    $  (119,440)   $    (7,842)   $   (71,146)
                                             ===========    ===========    ===========    ===========
Allocation of gain (loss):
  General Partners                                 7,659         (1,194)           (78)          (711)
  Limited Partners                               758,284       (118,246)        (7,764)       (70,435)
                                             -----------    -----------    -----------    -----------
                                             $   765,943    $  (119,440)   $    (7,842)   $   (71,146)
                                             ===========    ===========    ===========    ===========
Partnership gain (loss) per
 limited partnership
  unit                                       $     78.29    $    (12.21)   $      (.80)   $     (7.27)
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