Form 10-Q/A
period 1998-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-03-11
CIK 839638

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

SECURED INVESTMENT RESOURCES FUND, L.P. III
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Nine Months Ended            Three Months Ended
                                                     September 30,               September 30,
                                                 1998           1997           1998          1997
REVENUES
  Rents                                      $ 1,483,924    $ 2,070,788    $   508,693    $   675,599
  Interest                                        11,696         60,398          2,634         21,047
                                             -----------    -----------    -----------    -----------
                                               1,495,620      2,131,186        511,327        696,646
                                             -----------    -----------    -----------    -----------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                      457,415        847,451        178,200        302,760
  General and
   administrative
   expenses                                       28,160         38,919         11,597         15,043
  Professional services                          124,622         58,368         57,504         14,498
  Management Fees                                 71,391        101,934         24,212         33,470
  Depreciation and Amortization                  317,496        450,659        105,832        150,220
                                             -----------    -----------    -----------    -----------
                                                 999,084      1,497,331        377,345        515,991
                                             -----------    -----------    -----------    -----------

    NET OPERATING INCOME                         496,536        633,855        133,982        180,655
                                             -----------    -----------    -----------    -----------
NON-OPERATING EXPENSES
  Interest                                       561,448        852,725        185,818        280,085
                                             -----------    -----------    -----------    -----------

PARTNERSHIP GAIN(LOSS)
BEFORE EXTRAORDINARY ITEMS                       (64,912)      (218,870)       (51,836)       (99,430)
                                              -----------    -----------    -----------    -----------

EXTRAORDINARY ITEMS
  Gain on forgiveness of debt                    779,020           --             --             --
  Gain on early extinguishment of debt           197,164           --          197,164           --

                                                 976,184           --          197,164           --

PARTNERSHIP GAIN (LOSS)                      $   911,272    $  (218,870)   $   145,328    $   (99,430)
                                              ===========    ===========    ===========    ============
Allocation of loss:
  General Partners                                (9,113)        (2,189)        (1,453)          (994)
  Limited Partners                              (902,159)      (216,681)      (143,875)       (98,436)
                                              -----------    -----------    -----------    -----------
                                             $  (911,272)   $  (218,870)   $  (145,328)   $   (99,430)
                                              ===========    ===========    ===========    ===========

Partnership loss per
 limited partnership
 unit                                        $    (93.15)   $    (22.37)   $    (14.86)   $    (10.16)
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

Operating expenses for the first nine months of 1998 decreased $390,000 (46.0%) compared to the same period in 1997. Of the total decrease, $362,000 relates to the foreclosure of the KC Club Apartments. Operating expenses at the Greenhills Bicycle Club decreased by $28,000. The decrease is due primarily to a reduction in payroll, utilities and insurance expenses. There was not a full-time manager salary for the entire year, resulting in a decrease in payroll expense. Utility expenses decreased primarily due to lower usage of utilities in vacant units. Nichols Resources entered into a new insurance contract in August 1998. The new contract is at a lower rate, resulting in a decrease in insurance expense in 1998.

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

General and administrative property operating expenses decreased $11,000 (27.6%) when compared to the first nine months of last year. General and administrative expenses for the first nine months of 1998 decreased $20,000 due to the foreclosure of the KC Club Apartments. General and administrative expenses at the Greenhills Bicycle Club Apartments increased $9,000 for the same period. The increase was due primarily to an increase in screening expense and collection fees. The increase in screening expense is offset by an increase reported in application income. The increase in collection fees is due to increased collection efforts. License fees also increased due to zoning requirements for directional signage for the Greenhills Bicycle Club Apartments.

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

As a result of the foreclosure of the KC Club Apartments, the liquidity and financial condition of the Partnership is expected to improve. The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage on the property. The 1997 Net Operating Income after interest expense of the the remaining property, the Greenhill Bicycle Club Apartments, was $395,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources - cont'd

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




Year 2000:

Management is in the process of evaluating the risks associated with potential Year 2000 computer problems. It is our opinion that the potential on-site Year 2000 problems at the Greenhills Bicycle Club apartments will not have a material impact on property operations. The computer and on-site software utilized in the day to day operations of the property have been upgraded as of January 12, 1999 at a cost of approximately $4,000 with a Year 2000 compliant software. No additional material expenditures are planned at this time for Year 2000 compliance. There are no known non-information technology systems (elevators, fire alarms, security systems etc.) on-site that would be impacted by a Year 2000 problem. There are no elevators, central fire alarm systems or central security systems on the property. Management believes that the mission critical systems are prepared for the Year 2000, and non-critical systems are being evaluated.

Management believes the worst case scenario that could impact property operations would be if third-party utility providers (electricity and water) failed to provide services to the property due to a Year 2000 problem in their systems. Management has contacted the utility providers, received and reviewed their plans to address potential Year 2000 issues. Management believes the likelihood of the utility companies failure to provide services is remote, and as such, management has not developed contingency plans to deal with this possibility. Management believes that if the utility companies fail to provide services, the failure will be system-wide, and not confined to the property and therefore the investment value of the property will not be impacted.


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