Form 10-K
period 1998-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-04-01
CIK 839638

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________  to  ________________
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

                     Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

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

The Partnership was formed to engage in the business of acquiring, improving, developing, operating and holding for investment income producing real properties with the objectives of ( i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation of Partnership properties; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties. The term of the partnership is 60 years from the date of the Partnership Agreement (December 6, 1988), or the date on which all of the assets acquired by the Partnership are sold and converted to cash.

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

As of December 31, 1998, the Partnership has made cash distributions to Limited Partners of $364,000 for the period April 1, 1989 through December 31, 1998. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

As of December 31, 1998, the Partnership had no employees. Employees of SPECS, Inc. have provided property management services to the Partnership (as described in Note 5 to the accompanying Consolidated Financial Statements). Effective January 1, 1999, the Partnership has hired Maxus Properties, Inc., to provide property management services to the Partnership.

Due to the Partnership's inability to restructure the debt on the KC Club Apartments (after negotiations to obtain more favorable terms failed), on January 7, 1998 the property was lost to foreclosure (as described in Note 6 to the accompanying Consolidated Financial Statements).

Competition

The real estate business is highly competitive, and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The partnership's direct competitors, located within five miles of the Bicycle Club Apartments, are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The Lakes, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of the Partnership's property will also be competitive factors.

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Item 2.   Properties

The following table sets forth the investment portfolio of the Partnership at December 31, 1998:


                                                                               Average
                                        Properties at                         Occupancy(*)
     Property         Description        Initial Cost      Date Acquired       Percentage
     --------         -----------        ------------      -------------       ----------
                                                                              1998    1997
                                                                              ----    ----
Greenhills Bicycle
Club Apartments
Kansas City, MO        312 units         $11,251,613       Oct. 27, 1989      91%     91%

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

The  encumbrances   against  the  property  are  described  in  Note  3  to  the accompanying Consolidated Financial Statements.


Description of Real Estate:

The Partnership's remaining property, the Greenhills Bicycle Club Apartments, consists of 312 units of multi-family rental real estate. On July 8, 1996 the Partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001. The outstanding principal balance of the note at December 31, 1998 is $7,963,000. The balance to be due at maturity assuming no payment has been made on principal in advance of its due date is $7,766,000. The note can be prepaid with penalty. A second mortgage note was paid in full at a discount in July, 1998 for $200,000, creating an extraordinary gain on early extinguishment of debt of $197,000.

Competition:

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Bicycle Club Apartments, are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The

Item 2.   Properties

Lakes, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of the Partnership's property will also be competitive factors. The partnership's management believes that the property is adequately covered by insurance.


Operating Data:

The occupancy rate for the Greenhills Bicycle Club Apartments for each of the last five years was:
1994: 92%       1995: 93%        1996: 91%        1997: 91%          1998: 91%

The average effective annual rental per unit for each of the last five years was
1994: $4,870   1995: $5,360    1996: $5,750    1997: $6,000      1998: $6,100

Depreciation:

   Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred. Cost (including capital improvements subsequent to acquisition) of the Greenhills Bicycle Club Apartments at December 31, 1998 is $11,193,000.


Item 3.   Legal Proceedings,

Due to the Partnership's inability to restructure the debt on the KC Club Apartments (after negotiations to obtain more favorable terms failed), on January 7, 1998 the property was lost to foreclosure (as described in Note 6 to the accompanying Consolidated Financial Statements). Under the terms of the foreclosure, net assets with a net book value of $3,143,000 were surrendered to the KC Club mortgage holder and the Partnership was relieved of the mortgage obligation amounting to $3,922,000. The resulting gain amounted to $779,000.


Item 4.   Submission of Matters to a Vote for Security Holders.

None

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters

(A) There is no established public trading market for the Units of the Partnership. (B) There have been no distributions the last three years. (C) As of December 31, 1998, the Partnership had admitted 539 Limited Partners who purchased 9,685 units.


Item 6.   Selected Financial Data,

OPERATING DATA
(In Thousands)

                            1998        1997         1996        1995        1994
                            ----        ----         ----        ----        ----
Revenues                   $1,967     $ 2,791       $2,768     $ 2,697     $ 2,299
Interest and earnings on
  investments                  13         196           90         128         106
Property operating
  expense                   1,421       2,078        2,110       2,072       2,102
Interest expense              741       1,113        1,126         925         931
                            -----       -----        -----       -----       -----

Partnership income (loss)
 before extraordinary items  (182)       (204)        (378)       (172)       (628)
                            -----       -----        -----       -----       -----

Extraordinary items:
  Gain on extinguishment
   of debt                    976         ---          ---         ---         ---
                            -----       -----        -----       -----       -----
Partnership income (loss)  $  794      $ (204)      $ (378)     $ (172)     $ (628)
                            =====      ======        =====       =====       =====

PER LIMITED PARTNERSHIP UNIT
Partnership income(loss)(1)$81.18     $(20.87)     $(38.64)    $(17.54)    $(64.23)
                            =====      ======        =====       =====       =====

Cash distribution         $   ---     $   ---      $   ---     $   ---     $   ---


BALANCE SHEET DATA          1998        1997         1996        1995        1994
                            ----        ----         ----        ----        ----


(In Thousands)
Total Assets               $7,690     $ 11,617    $ 12,749    $ 13,223    $ 14,227
Mortgage Debt              $7,963     $ 12,344    $ 12,931    $ 12,851    $ 13,737


(1) Partnership loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited
partnership   units  outstanding   (9,685  units  for  each  period).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the year ended December 31, 1998 decreased $823,000 (29.5%) when compared to 1997. The majority of the decrease ($853,000) is due to the loss of revenue caused by the foreclosure of the KC Club Apartments. Revenue for 1998 at the Greenhills Bicycle Club Apartments increased $30,000 (1.6%) when compared to the same period in 1997. This increase is primarily due to increased rental rates for new leases and upon lease renewals. These higher market rates are being achieved with fewer rent concessions.

Total operating and administrative expenses for the year ended December 31, 1998 decreased $657,000 (31.6%) compared to 1997. Of the total decrease, $820,000 relates to the foreclosure of the KC Club Apartments. In addition, total operating and administrative expenses at the Greenhills Bicycle Club Apartments increased by $163,000. The $820,000 decrease related to the foreclosure of the KC Club Apartments is primarily due to a decrease in expenses as follows: property operating $536,000, general and administrative $28,000, professional services $31,000, management fee $41,000 and depreciation and amortization $168,000. The $163,000 increase in total operating and administrative expenses relating to the Greenhills Bicycle Club Apartments is primarily due to an increase in expenses as follows: property operating $51,000, general and administrative $9,000, professional services $71,000, management fee $17,000 and depreciation and amortization $15,000. The $51,000 increase in property operating expense was due to an increase in general operating expenses including an increase in periodic repairs and maintenance, marketing and property tax. The $9,000 increase in general and administrative expenses was due primarily to an increase in screening expense and collection fees. The increase in screening expense is offset by an increase reported in application income. The increase in collection fees is due to increased collection efforts. License fees also increased due to zoning requirements for directional signage for the Greenhills Bicycle Club Apartments. The $71,000 increase in professional services expenses was primarily due to legal fees incurred in connection with the foreclosure of the KC Club Apartments and other partnership related matters. The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The $17,000 increase in management fee expense was due primarily to the management fees due to the General Partners for the year ended December 31, 1998. There was no management fee due to the General Partners for the years ended December 31, 1997 and 1996. The $15,000 increase in depreciation and amortization was due primarily to depreciation of capital items added to the balance sheet in the year ended December 31, 1998.

Interest expense for the year ended December 31, 1998 decreased $372,000. $340,000 of the decrease is due to the foreclosure of the KC Club Apartments. The remainder of the decrease is due to the Bicycle Club Apartments paying down the mortgage balance on the property through normal principal and interest payments.

Interest income for the year ended December 31, 1998 decreased $183,000 (93.3%) from 1997. The decrease in interest income was caused primarily by the absence of interest income from, and the August 1997 gain realized on the sale of, the Treasury certificate of accrual held by the Partnership as collateral for the KC Club Apartments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Cont'd

Revenue for the Partnership increased in 1997 to $2,791,000 compared to $2,768,000 (0.8%) in 1996. This increased revenue was the result of an increase in gross possible rental rates.

Interest income increased $106,000 (116.9%) in 1997 compared to 1996. The increase in interest income was caused primarily by the August 1997 gain realized on the sale of the Treasury certificate of accrual held by the Partnership as collateral for the KC Club Apartments.

Total operating and administrative expenses decreased $32,000 (1.5%) in 1997 compared to 1996 primarily in the areas of services, payroll and marketing. The decrease in services, payroll and marketing was caused by continuing management initiatives to decrease administrative expenses and budgets, and increase Net Operating Income.

Interest expense decreased from $1,126,000 in 1996 to $1,112,000 (1.2%) in 1997.
The decrease in interest expense was due to the reduction in principal related to the KC Club Apartments mortgage note of $530,000, which was paid with the proceeds of the sale of the certificate of accrual (as described in note 4 to the accompanying Consolidated Financial Statements). Depreciation and amortization expense decreased from $606,000 to $605,000. The 1997 net loss decreased by $174,000 (46.0%).

Due to the inability to renegotiate loan terms with the lender, the KC Club Apartments was foreclosed on in 1998 (as described in Note 6 to the accompanying Consolidated Financial Statements). This resulted in a decrease in revenue with a corresponding decrease in expenses for 1998. The 1997 rental revenue for the KC Club was $853,000 and expenses (including interest) were $1,160,000.

The Partnership anticipates that 1999 operations will improve as the result of the foreclosure of the KC Club Apartments and of planned increases in rental rates and decreased promotional rental incentives at the Greenhills Bicycle Club Apartments. This planned increase in net rental income will be coupled with a close monitoring of costs.

Liquidity and Sources of Capital

During 1998, cash was provided by operating activities in the amount of $244,000. Investing activities used $112,000, and financing activities (primarily principal payments, as described in the Consolidated Statement of Cash Flows) used $319,000. During the year accounts payable and accrued expenses decreased by $1,000 and accrued interest decreased by $11,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Sources of Capital - Cont'd

The Bicycle Club Apartments was encumbered by a second mortgage (as described in Note 3 to the accompanying Consolidated Financial Statements). In July, 1998, the Partnership settled the remaining principal balance of $397,000 due on the second mortgage for $200,000, resulting in a $197,000 gain.

The funds advanced by the Partnership to Secured Investment Resources Fund, L.P. (a related partnership) were being repaid, including 9% interest, beginning in May, 1995. The balance due from Secured Investment Resources Fund, L.P. was $86,000 at December 31, 1997. The entire balance on the note was repaid in full in July, 1998.

As a result of the foreclosure of the KC Club Apartments, the liquidity and financial condition of the Partnership is expected to improve. The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage on the property.

During 1997, cash was provided by investing activities in the amount of $887,000. Operations used $59,000, and financing activities (primarily payments on debt, as described in the accompanying Consolidated Statement of Cash Flows) used $594,000. During the year, accounts payable and accrued expenses increased by $56,000 and accrued interest decreased by $386,000.

The Partnership invested $500,000 (held as a Certificate of Accrual with a market value of $1,037,000 as of December 31, 1996) which was pledged as collateral on the KC Club Apartments until the property's net operating income achieved the level of 120% of the debt service on the first mortgages for a consecutive 24-month period or May 31, 2004, whichever was earlier. As a result of declining cash flows for KC Club Apartments, on August 1, 1997, the Certificate of Accrual was sold. The proceeds of $1,083,000 were used to pay $553,000 of accrued interest and $530,000 of delinquent principal on the property. The cash generated from operations for that property was insufficient to service the mortgage under the existing payment requirements. The Managing General Partner had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. The negotiations were unsuccessful and on January 7, 1998 the property was lost to foreclosure.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year 2000

Management is in the process of evaluating the risks associated with potential Year 2000 computer problems. It is our opinion that the potential on-site Year 2000 problems at the Greenhills Bicycle Club apartments will not have a material impact on property operations. The computer and on-site software utilized in the day to day operations of the property have been upgraded as of January 12, 1999 at a cost of approximately $4,000 with Year 2000 compliant software. No additional material expenditures are planned at this time for Year 2000 compliance. There are no known non-information technology systems (elevators, fire alarms, security systems etc.) on-site that would be impacted by a Year 2000 problem. There are no elevators, central fire alarm systems or central security systems on the property. Management believes that the mission critical systems are prepared for the Year 2000, and non-critical systems are being evaluated.

Management believes the worst case scenario that could impact property operations would be if third-party utility providers (electricity and water) failed to provide services to the property due to a Year 2000 problem in their systems. Management has contacted the utility providers, and received and reviewed their plans to address potential Year 2000 issues. Management believes the likelihood of the utility companies failure to provide services is remote, and as such, management has not developed contingency plans to deal with this possibility. Management believes that if the utility companies fail to provide services, the failure will by system-wide, and not confined to the property, and therefore the investment value of the property will not be impacted.

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Future Changes in Accounting Principle

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Partnership anticipates no material impact of SFAS No. 133 on its consolidated results of operations or financial position.

Item 8.   Financial Statements and Supplementary Data

                  SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                           DECEMBER 31, 1998 AND 1997


                   CONTENTS                                                Page

INDEPENDENT ACCOUNTANTS' REPORT
     Baird, Kurtz & Dobson                                                  12
     BDO Seidman, LLP                                                       13

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets                                                         14
     Statements of Income                                                   16
     Statements of Changes in Partners' Equity (Deficit)                    17
     Statements of Cash Flows                                               18
     Notes to Financial Statements                                          19

                        Independent Accountants' Report

The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri

We have audited the consolidated balance sheet of SECURED INVESTMENT RESOURCES FUND, L.P. III (A Partnership) as of December 31, 1998 and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of SECURED INVESTMENT RESOURCES FUND L.P. III (A Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                  /s/ Baird, Kurtz and Dobson
                                                  --------------------------

Kansas City, Missouri
January 21, 1999
----------------

                          INDEPENDENT AUDITORS' REPORT

The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. III and affiliated company as of December 31, 1997 and 1996, and the related statements of operations, partnership deficit and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

                                                           s/ BDO Seidman LLP


St. Louis, Missouri
February 6, 1998

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                    1998             1997
                                                    ----             -----

INVESTMENT PROPERTIES                             $7,219,848     $10,833,989
                                                  ----------      -----------

RESTRICTED DEPOSITS                                  154,853          93,553
                                                  ----------      -----------

CASH                                                 130,061         317,315
                                                  ----------      -----------

OTHER ASSETS
  Rent receivables, less allowance for
   doubtful accounts of $16,200 in 1997                1,867           7,347
  Prepaid expenses and deposits                       19,525          30,695
  Due from related parties
       Note receivable                                                85,694
       Syndication costs                                              21,751
  Debt issuance costs, less accumulated
   amortization of $253,015 in 1998 and
   $189,761 in 1997                                  163,405         226,659
                                                  ----------      -----------
                                                     184,797         372,146
                                                  ----------      -----------

     TOTAL ASSETS                                 $7,689,559     $11,617,003
                                                  ==========     ===========


See Notes to Consolidated Financial Statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                       CONSOLIDATED BALANCE SHEETS--CONT'D


                        LIABILITIES AND PARTNERS' DEFICIT

                                                    1998             1997
Mortgages payable                               $7,962,718        $12,344,460

Accounts payable and accrued expenses               47,913            300,653

Accrued management fees - General Partners          17,549

Accrued interest                                    60,188            141,133

Unearned revenue                                    25,639             14,449

Tenant security deposits                            71,032            105,913
                                                ----------          ---------

TOTAL LIABILITIES                                8,185,039         12,906,608
                                                ----------          ---------

PARTNERS' DEFICIT
  General Partners (4 units authorized
   and outstanding)
     Capital contributions                           2,000              2,000
     Partnership deficit                           (44,110)           (52,051)
                                                ----------          ---------
                                                   (42,110)           (50,051)
                                                ----------          ---------

Limited Partners (60,000 units authorized;
  9685 units outstanding)
     Capital contributions                       3,915,084          3,915,084
     Partnership deficit                        (4,368,454)        (5,154,638)
                                                ----------          ---------
                                                  (453,370)        (1,239,554)
                                                ----------          ---------
TOTAL PARTNERS' DEFICIT                           (495,480)        (1,289,605)
                                                ----------          ---------

TOTAL LIABILITIES & PARTNERS' DEFICIT          $ 7,689,559        $11,617,003
                                                ==========        ===========

See Notes to Consolidated Financial Statements.

                  SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

REVENUES                                       1998           1997           1996
                                               ----           ----           ----
   Rents                                $ 1,878,353    $ 2,671,083    $ 2,767,870
   Other income                              88,978        119,534
                                        -----------    -----------    -----------
                                          1,967,331      2,790,617      2,767,870
                                        -----------    -----------    -----------
OPERATING AND ADMINISTRATIVE
  EXPENSES
  Property operating expenses               704,600      1,189,480      1,177,374
  General and administrative expenses        34,864         54,526         70,752
  Professional fees                         132,480         91,873        118,896
  Management fees                           113,098        137,445        137,449
  Depreciation and amortization             436,759        605,175        605,578
                                        -----------    -----------    -----------
                                          1,421,801      2,078,499      2,110,049
                                        -----------    -----------    -----------

OPERATING INCOME                            545,530        712,118        657,821
                                        -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense                         (740,776)    (1,112,421)    (1,126,256)
  Interest income                            13,186        196,127         90,428
                                        -----------    -----------    -----------
                                           (727,590)      (916,294)    (1,035,828)
                                        -----------    -----------    -----------

NET LOSS BEFORE EXTRAORDINARY ITEM         (182,060)      (204,176)      (378,007)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt            976,185
                                        -----------    -----------    -----------

NET INCOME (LOSS)                       $   794,125    $  (204,176)   $  (378,007)
                                        ===========    ===========    ===========
ALLOCATION OF INCOME (LOSS)
  General Partners                      $     7,941    $    (2,042)   $    (3,780)
  Limited Partners                          786,184       (202,134)      (374,227)
                                        -----------    -----------    -----------

                                        $   794,125    $  (204,176)   $  (378,007)
                                        ===========    ===========    ===========
PARTNERSHIP INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT               $     81.18    $    (20.87)   $    (38.64)
                                        ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            General        Limited
                                            Partners       Partners         Total
                                            --------       --------         -----

PARTNERS' DEFICIT, JANUARY 1, 1996        $   (44,229)   $  (663,193)   $  (707,422)

     Partnership loss                          (3,780)   $  (374,227)      (378,007)
                                          -----------    -----------    -----------

PARTNERS' DEFICIT, DECEMBER 31, 1996          (48,009)    (1,037,420)    (1,085,429)

     Partnership loss                          (2,042)      (202,134)      (204,176)
                                          -----------    -----------    -----------

PARTNERS' DEFICIT, DECEMBER 31, 1997          (50,051)    (1,239,554)    (1,289,605)

     Partnership income (loss)                  7,941        786,184        794,125
                                          -----------    -----------    -----------

PARTNERS' DEFICIT, DECEMBER 31, 1998      $   (42,110)   $  (453,370)   $  (495,480)
                                          ===========    ===========    ===========

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                    1998           1997           1996
                                                    ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $   794,125    $  (204,176)   $  (378,007)
  Items not  requiring (providing) cash:
    Depreciation and amortization                436,759        605,175        605,578
    Extraordinary item                          (976,185)
    Gain on sale of assets                                     (114,531)

  Changes in:
    Rent and other receivables                                   (2,241)        (1,321)
    Prepaid expenses                                 (17)        (1,534)        (1,992)
    Accounts payable and accrued expenses         (1,270)        56,400       (339,486)
    Unearned revenue                              13,255        (15,911)         2,881
    Accrued interest                             (11,177)      (385,973)       141,726
    Tenant security deposits                     (11,964)         3,863         19,840
                                             -----------    -----------    -----------
      Net cash provided by (used in)             243,526        (58,928)        49,219
        operating activities                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayments from related parties                107,457
  Net change in  restricted  deposits            (71,934)       (59,063)       (34,490)
  Proceeds from sale of assets                                1,083,068
  Income on investments                                         (70,514)       (70,514)
  Purchase of property and equipment            (147,375)       (66,341)      (102,145)
                                             -----------    -----------    -----------
      Net cash provided by (used in)            (111,852)       887,150       (207,149)
       investing activities                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING  ACTIVITIES
  Debt issuance costs                                                         (321,890)
  Principal payments on long-term debt          (262,366)      (586,543)        79,621
  Cash payments on foreclosure                   (56,562)
  Note receivable from related parties                           (7,349)        (3,702)
                                             -----------    -----------    -----------
     Net cash used in financing activities      (318,928)      (593,892)      (245,971)
                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                     (187,254)       234,330       (404,901)

CASH, BEGINNING OF YEAR                          317,315         82,985        486,886
                                             -----------    -----------    -----------

CASH, END OF YEAR                            $   130,061    $   317,315    $    82,985
                                             ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Nature of Operations

Secured Investment Resources Fund, L.P. III (Partnership) is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. The Partnership invested in two apartment complexes in the metropolitan Kansas City, Missouri area (see Note 6). It extends unsecured credit, subject to security deposits, to its tenants. Tenant leases are generally subject to annual renewals. The General Partners' and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. The allocation of the 1% interest between the General Partners is discretionary. At such point in time cash distributions to the Limited Partners equal their original invested capital plus interest at a rate of the greater of 12% (14% for those investors who subscribed for units on or before 90 days after December 7, 1988) or the increase in the Consumer Price Index per annum, cumulative non-compounded on their adjusted invested capital, net income or loss will be allocated 15% to the General Partners and 85% to the Limited Partners. Upon dissolution of the Partnership, the General Partners must have capital accounts greater than or equal to 1.01% of the original invested capital. If a deficiency exists, the General Partners will be required to fund the necessary amounts. Effective January 7, 1998, one of the two apartment complexes was foreclosed by the mortgage holder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Partnership Loss Per Limited Partnership Unit

Partnership loss per limited partnership unit is computed by dividing the loss allocated to the Limited Partners by the weighted average number of limited partnership units sold. The per unit information has been computed based on 9,685 weighted average limited partnership units outstanding.

Principles of Consolidation

The Partnership is the sole limited partner of a single asset partnership, Bicycle Club Joint Venture, L.P. The consolidated financial statements include the accounts of the Partnership and Bicycle Club Joint Venture, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                (A Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

Depreciation and amortization methods and lives are as follows:

                                    Estimated
                                    Useful Life            Method
                                    -----------            ------
Building and land improvements      30 years           Straight-line
Equipment                            5 years           Straight-line

Debt issue costs are being amortized over the lives of the related mortgage note using a method that approximates the interest method. Amortization expense was $63,254, $75,767 and $98,336 for the years ended December 31, 1998, 1997 and
1996, respectively.

Impairment

The Partnership evaluates long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is recognized if expected undiscounted future cash flows are less than the carrying amount of those assets.

Income Taxes

Income taxes on the income of the Partnership are assumed by the individual partners. Therefore, no provision for income taxes is reflected in the accompanying consolidated financial statements.

Restricted Deposits

Restricted deposits consist of cash accounts held for debt service payments and repair and replacement costs.

Future Changes in Accounting Principle

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Partnership anticipates no material impact of SFAS No. 133 on its consolidated results of operations or financial position.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income/loss.


NOTE 2: INVESTMENT PROPERTIES

Major classifications of investment properties, stated at cost, are as follows:

                                                                1998            1997
                                                                ----            ----
     Greenhills Bicycle Club Apartments                    $11,192,743     $11,045,368
     KC Club Apartments                                                      5,050,435
     Office Equipment                                           12,180          12,180
                                                            ----------     -----------
                                                            11,204,923      16,107,983
     Less accumulated depreciation                           3,985,075       5,273,994
                                                            ----------     -----------
                                                           $ 7,219,848     $10,833,989
                                                           ===========     ===========

Depreciation  expense was $373,505,  $541,921,  and $529,408 for the years ended
December 31, 1998, 1997 and 1996 respectively.


NOTE 3:  MORTGAGES PAYABLE

                                                                1998            1997
                                                                ----            ----
     Real Estate Mortgages:
       Greenhills Bicycle Club Apartments (A)              $ 7,962,718     $ 8,025,084
       KC Club Apartments (B)                                                3,922,211
       Greenhills Bicycle Club Apartments (C)                                  397,165
                                                           -----------     -----------
                                                           $ 7,962,718     $12,344,460
                                                           ===========     ===========

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 3:  MORTGAGES PAYABLE (Continued)

(A) Mortgage payable, bank, original balance of $8,100,000, payable in monthly installments of $65,174 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

(B) Mortgage payable, bank, original balance of $4,550,000, payable in monthly payments including interest at 8.45%. Collateralized by a deed of trust. (see
Note 6)

(C) Mortgage payable, bank, original balance of $400,000, payable in monthly payments including interest at 9%. Principal due July 2001. (see Note 6)

The carrying values for the above mortgages payable approximate fair values.

Aggregate annual maturities of long-term debt at December 31, 1998 are as follows:

            1999          $      68,217
            2000                 74,616
            2001              7,819,885
                          -------------

                          $   7,962,718
                          =============

NOTE 4: LAND LEASE

The Partnership entered into a land lease agreement for the land underlying the KC Club Apartments for a term of 20 years. The lease payments for years 1 to 15 were calculated at 50% of that year's net operating income from the leased premises in excess of an ascending scale from $650,000 to $800,000. During years 16 to 20, the annual lease payments were 10% of the land's then appraised value. For the years ended December 31, 1997 and 1996, the net operating income did not exceed the land lease requirements, which resulted in no lease payments. The property was lost to foreclosure on January 7, 1998 and the lease was effectively terminated.

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

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 5: RELATED PARTY TRANSACTIONS

Through December 31, 1998, SPECS, Inc., a Kansas corporation in which the individual General Partner has a majority interest, received property management fees for providing property management services. SPECS, Inc. also performed various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-Q and 10-K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                                                   1998            1997          1996
                                                   ----            ----          ----
     Property Management Fee                    $95,549       $ 137,445     $ 137,449
     Professional Services                       16,672          42,707        45,335
                                              ---------       ---------     ---------
                                              $ 112,221       $ 180,152     $ 182,784
                                              =========       =========     =========

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership paid partnership management fees of $17,549 for the year ended December 31, 1998. There was no partnership management fee due for years ended December 31, 1997 and 1996.

On January 1, 1999, the Partnership entered into a new property management agreement with Maxus Properties, Inc. (Maxus). Under this agreement, Maxus will provide management and other services for the Partnership similar to those services described above. Maxus will be entitled to receive a management fee of 5% of the monthly gross receipts.

Funds due from Secured Investment Resources Fund, L.P. (a related partnership) were being repaid beginning May 1, 1995, including 9% interest. The balance due from Secured Investment Resources Fund, L.P. was $85,694 at December 31, 1997. The entire balance on the note was repaid in full in July 1998.

Excess syndication costs paid by the Partnership and due from the General Partner of $21,751 were paid in full in July 1998.


NOTE 6: EXTRAORDINARY ITEM

During the year ended December 31, 1998, the Partnership realized a gain of $976,185 as the result of the foreclosure by the mortgage holder on the KC Club Apartments in satisfaction of the related debt (see Notes 1 and 3), and the exercise of an option to pay off the second mortgage related to the Greenhills Bicycle Club Apartments (see Note 3).

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 6: EXTRAORDINARY ITEM (Continued)

Under the terms of the foreclosure, net assets with a net book value of $3,143,191 were surrendered to the KC Club Apartments mortgage holder and the Partnership was relieved of the mortgage obligation amounting to $3,922,211. The resulting gain amounted to $779,020.

Under the exercise of the option, the Partnership settled the remaining principal balance of $397,165 due on the second mortgage of $200,000, resulting in a $197,165 gain.


NOTE 7: CASH DISTRIBUTIONS

No distributions have been made since July, 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.


NOTE 8: ADDITIONAL CASH FLOWS INFORMATION

                                                         1998             1997          1996
                                                         ----             ----          ----
Non-Cash Investing and Financing Activities

 Net assets surrendered in exchange for
  debt forgiveness in foreclosure transaction        $3,143,191


Additional Cash Payment Information

 Interest paid                                          740,778       $1,498,393     $984,531


Item 9. Changes in and Disagreements with Registrant's Certifying Accountants on Accounting and Financial Disclosure.

A Form 8-K was filed on November 13, 1998 reporting the dismissal of the Registrants auditors, BDO Seidman, LLP, and the resulting selection of Baird Kurtz & Dobson as auditors for the year ending December 31, 1998. Amendment No. 1 to such Form 8-K, which included a letter from BDO Seidman, LLP, regarding the change in certifying accountant, was filed on December 1, 1998.

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

Mr. Hoyt is the  Managing  General  Partner  and  sponsor of Secured  Investment
Resources Fund, L.P. (S.I.R.) and Secured Investment Resources Fund. L.P. II (S.I.R. II). Since 1983, Mr. Hoyt has been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1998, these partnerships, including Secured Investment Resources Fund, L.P. III, have raised a total of $60,710,000. Mr. Hoyt has agreed to withdraw as Managing General Partner, pursuant to the Settlement Agreement and Mutual Release described in item 12, and has not been active in the management of the Partnership since July, 1998.

SIR Partners III, L.P. f/k/a Hoyt Partners III, L.P., (a limited partnership General Partner) is a limited partnership organized on February 23, 1988 under the statutes of the State of Missouri. James R. Hoyt is the General Partner. The Partnership was formed for the purpose of acting as a general partner and acquisition agent of Secured Investment Resources Fund, L.P. III.

Item 11.  Management Compensation

During 1998, The Partnership paid $96,000 in fees to related parties for property management services. The Partnership also paid $17,000 to Nichols
Resources, Ltd, for professional services as described in Note 5 to the accompanying Consolidated Financial Statements.

Item 12.  Security ownership of Certain Beneficial owners and
          Management,

(a)   Security Ownership of certain beneficial owners.

No individual or group as defined by Section 13 (b) (3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

(b)  Security ownership of Management.

The General Partners do not own any limited partner units, although together they own a 1% general partnership interest in the Partnership. As of December 31, 1998, officers and directors of Nichols Resources, Ltd. as a group beneficially own 20 limited partnership units of the Partnership, which represent less than 1% of the outstanding limited partner units.

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

Pursuant to the Agreement, Nichols has agreed (i) to pay $100,000 in cash to SIR Partners III and Hoyt, $22,000 of which was paid in July, 1998 by Hoyt to the Partnership to pay a receivable owed by affiliates of the Partnership for unpaid excess syndication costs and expenses currently shown on the Partnership's financial statements and (ii) to dismiss the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement"), such transfers and withdrawals are subject to the majority vote of the Partnership's limited partners (the "Limited

Item 12.  Security ownership of Certain Beneficial owners and
          Management --Cont'd

Partners"). Hoyt and SIR Partners III have also agreed that Nichols, as general partner of the Partnership, shall have the right to designate the management company to manage the assets of the Partnership and to execute all documents to effectuate the release of the current management contract.

Nichols, as a general partner of the Partnership, intends to call for a vote without a meeting of the Limited Partners, file a proxy statement with the Securities and Exchange Commission and solicit proxies from the Limited Partners to seek approval from the Limited Partners to the transfer of the general partnership interests, the withdrawal of Hoyt and SIR Partners III as general partners of the Partnership and the replacement of Hoyt as Managing General Partner in favor of Nichols. Hoyt and SIR Partners III have agreed to use their best efforts to assist in obtaining approval from the limited partners of the withdrawal of Hoyt and SIR Partners III as General Partners of the partnership. In the event the majority approval is obtained, Nichols shall be the sole general partner of the Partnership. Nichols has been the acting Managing General Partner of the Partnership since July, 1998.


Item 13.     Certain Relationships and Related Transactions.

See Notes to Financial Statements, Note 5 to the accompanying Consolidated Financial Statements.

(The remainder of this page left blank intentionally)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following Financial Statements of Secured Investment Resources Fund, L.P. III, are included in Item 8:

SECURED INVESTMENT RESOURCES FUND, L.P. III
                                                                            Page

     (i)   Independent Accountants' Report
             Baird, Kurtz & Dobson                                            12
             BDO Seidman, LLP                                                 13

     (ii)  Consolidated Balance Sheets- December 31, 1998 and 1997         14-15

     (iii) Consolidated Statements of Income-Years Ended
           December 31, 1998, 1997, and 1996                                  16

     (iv)  Consolidated   Statements  of  Changes  in  Partnership  Equity
           (Deficit) - Years Ended December 31, 1998, 1997, and 1996          17

     (v)   Consolidated Statements of Cash Flows-Years Ended
           December 31, 1998, 1997, and 1996                                  18

     (vi)  Notes to Consolidated Financial Statements                      19-24


(a)(2) The following Financial Statement Schedules as part of this report:

     (i)   Report of Independent Accountants on Financial
           Statement Schedules                                                32

     (i)   Schedule II - Allowance For Doubtful Accounts Information          33

     (ii)  Schedule III - Real Estate and Accumulated Depreciation         34-35


All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.

(a)(3) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-K.

Exhibit Number      Description
--------------      -----------

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

                    (c) Real Estate Contract of Sale for the Brywood Hills
                        Apartments. (iv)

                    (d) Real Estate Contract of Sale for The Greenhills Bicycle
                        Club (formerly Candlewyck Apartments). (v)

                    (e) Deed of Trust and Promissory Note for Brywood Hills
                        Apartments. (vii)

                    (f) Deed of Trust and Promissory Notes for Greenhills
                        Bicycle Club (formerly Candlewyck Apartments). (vii)

     (16)           (a) Letter regarding change in certifying accountant. (vi)
                    (b) Letter regarding change in certifying accountant. (viii)

     (25)           (a) Power of Attorney. (i)

     (27)           (a) Secured  Investment  Resources  Fund, L.P. III Financial
                        Data Schedule at December 31, 1998 and for the year then ended.

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

(vi) Previously filed as an exhibit to a current report on Form 8-K dated December 4, 1989 which exhibit and Form is incorporated herein by reference.

(vii) Previously filed as an exhibit to an annual report on Form 10-K dated December 31, 1989 which exhibit and Form is incorporated herein by reference.

(viii) Previously filed as an exhibit to a current report on Form 8-K (Amendment No. 1) dated December 1, 1998 which exhibit and Form is incorporated herein by reference.

(b) Report of Form 8-K filed during the fourth quarter.

A Form 8-K was filed on November 13, 1998 (file no. 000-18475), such Form 8-K is incorporated herein by reference. Amendment No. 1 to such Form 8-K was filed on December 1, 1998 (file no. 000-18475), such Amendment No. 1 is incorporated herein by reference.

(c ) See Exhibit Index contained herein.

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


                                             Secured Investment Resources
                                             Fund, L.P., III, a Missouri limited
                                             partnership (Registrant)

Date: March 31, 1999                         By: Nichols Resources, Ltd., its
                                                 general partner

                                                  By:  /s/ Christine A. Robinson
                                                       -------------------------
                                                       Christine A. Robinson
                                                       President

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

/s/James R. Hoyt
----------------------------       Individual general            March 31, 1999
James R. Hoyt                      partner of the Registrant


/s/ David L. Johnson
----------------------------       Director of Nichols           March 31, 1999
David L. Johnson                   Resources, Ltd., a
                                   corporate general partner
                                   of the Registrant

/s/ John W. Alvey
---------------------------        Director of Nichols           March 31, 1999
John W. Alvey                      Resources, Ltd., a
                                   corporate general partner
                                   of the Registrant

/s/ Daniel W. Pishny
---------------------------        Director of Nichols           March 31, 1999
Daniel W. Pishny                   Resources, Ltd., a
                                   corporate general partner
                                   of the Registrant

                        Report of Independent Accountants
                        on Financial Statement Schedules


The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri

In connection with our audit of the consolidated financial statements of Secured Investment Resources Fund, L.P. III for the year ended December 31, 1998, we have also audited the information in the following financial statement schedules for the year ended December 31, 1998. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                 /s/ Baird, Kurtz & Dobson
                                                 -------------------------------


Kansas City, Missouri
January 21, 1999

                   Secured Investment Resources Fund L.P. III
                  Schedule II - Allowance for Doubtful Accounts
                                December 31, 1998


                   Balance at                          Bad Debt Write          Balance at
                  Beginning of         Charged to      Offs Deducted              End
                    Period             Operations      From Allowance          of Period
                    ------             ----------      --------------          ---------

For Years Ended December 31,

   1996          $     7,150          $     4,850       $    ---              $   12,000

   1997          $    12,000          $    62,400       $  58,200             $   16,200

   1998          $    16,200          $      ---        $  16,200             $     ---


(the remainder of this page left blank intentionally)

                    Secured Investment Resource Fund, L.P. III
               Schedule III Real Estate & Accumulated Depreciation
                                December 31, 1998

                                            Initial Cost to Partnership (a)            Subsequent to Acquisition
                                            -------------------------------            -------------------------
                                                        Building &     Furniture                    Reduction
                              Encumbrances    Land     Improvement     Equipment   Improvements     of Basis (b)
                              ------------    ----     -----------     ---------   ------------     ------------
Garden Apartments:
  KC Club Apartments           3,922,211        0        4,775,465      295,527       195,464        (216,021)
  Kansas City, MO

  Green Hills Bicycle Club     8,422,249   430,937       9,988,057      832,619       379,597        (576,842)
  Kansas City, MO             ----------   -------      ----------    ---------       -------        ---------

Other Equipment                        0         0               0            0        12,180               0
                              ----------   -------      ----------    ---------       -------        ---------
    TOTAL                     12,344,460   430,937      14,763,522    1,128,146       587,241        (792,863)
                              ==========   =======      ==========    =========       =======        ========


                                           Gross Amount at Which
                                         Carried at Close of Period
                          ------------------------------------------------------
                                      Building &        Furniture                  Accumulated       Date     Depreciation
                          Land       Improvements      Equipment         Total     Depreciation    Acquired        Life
                          ----       ------------      ---------         -----     ------------    --------        ----

Garden Apartments:
  KC Club Apartments         0                  0               0            0               0     06/30/89     30 Yrs (1)
  Kansas City, MO                                                                                                5 Yrs (2)

  Green Hills Bicycle  407,226          9,605,002       1,180,515   11,192,743      3,972,895      10/27/89     30 Yrs (1)
   Club                                                                                                          5 Yrs (2)
  Kansas City, MO

Other Equipment              0                  0          12,180       12,180         12,180                    5 Yrs (2)
                       -------          ---------       ---------   ----------      ---------
        TOTAL          407,226          9,605,002       1,192,695   11,204,923      3,985,075
                       =======          =========       =========   ==========      =========

(1)     Estimated useful life of buildings
(2)     Estimated useful life of furniture and fixtures

NOTES:

(a) The initial cost to the Partnership represents the original purchase price of the properties, including $205,562 and $145,578 of improvements incurred in 1986 and 1987, respectively, which were contemplated at the time the property was acquired.

(b) Receipts received under the terms of certain guarantee agreement are recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

                    Secured Investment Resource Fund, LP III
          Schedule III Real Estate & Accumulated Depreciation--Cont'd.
                                December 31, 1997

(c) Reconciliation of Real Estate Owned:

                                                            Buildings &          Furniture
                                 Total         Land         Improvement          Equipment
                                 -----         ----         -----------          ---------

Balance at January 1, 1996    15,939,497     407,226         14,154,310           1,377,961
  Additions during year:
    Reclassification                   0           0                  0                   0
    Improvements                 102,145           0              8,163              93,982
                              ----------     -------          ---------           ---------
Balance at December 31, 1996  16,041,642     407,226         14,162,473           1,471,943
  Additions during year:
    Improvements                 102,145           0             21,304              45,037
                              ----------     -------          ---------           ---------
Balance at December 31, 1997  16,107,983     407,226         14,183,777           1,516,980
  Additions during year:
    Improvements                 147,375           0             62,471              84,904
    Disposition              (50,050,435)          0         (4,641,246)           (409,189)
                              ----------     -------          ---------           ---------
Balance at December 31, 1998  11,204,923     407,226          9,605,002           1,192,695

(d) Reconciliation of Accumulated Depreciation:

Balance at January 1, 1996     4,202,665           0          3,012,364           1,190,301
  Additions during year:
    Depreciation Expense         529,408                        435,991              93,417
                              ----------     -------          ---------           ---------
Balance at December 31, 1996   4,732,073           0          3,448,355           1,283,718
  Additions during year:
    Depreciation Expense         541,921                        462,547              79,374
                              ----------     -------          ---------           ---------
Balance at December 31, 1997   5,273,994           0          3,910,902           1,363,092
    Additions during year:
      Depreciation Expense       373,505                        328,148              45,357
        Disposition           (1,662,424)                    (1,315,166)           (347,258)
                              ----------     -------          ---------           ---------
Balance at December 31, 1998   3,985,075           0          2,923,884           1,061,191
                               =========     =======          =========           =========

(e) The total gross amount of real estate at December 31, 1997 includes $566,888 of acquisition fees paid to affiliates.