Form 10-Q
period 1999-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-05-17
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________
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

                     Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   SECURED INVESTMENT RESOURCES FUND, L.P. III


                                        Index


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (Unaudited):

          Consolidated Balance Sheets -- March 31, 1999
           and December 31, 1998                                            3-4

          Consolidated Statements of Operations -- Three
           Months Ended March 31, 1999 and 1998                               5

          Consolidated Statements of Partnership Deficit --
           Three Months Ended March 31, 1999 and
           the Years Ended December 31, 1998 and 1997                         6

          Consolidated Statements of Cash Flows -- Three
           Months Ended March 31, 1999 and 1998                               7

          Notes to Consolidated Financial Statements                       8-10

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                   11-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of
          Security Holders                                                   14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   15

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                           1999            1998
                                        (Unaudited)

ASSETS

INVESTMENT PROPERTIES                    $7,138,000   $7,220,000
                                         ----------   ----------

RESTRICTED DEPOSITS                         170,000      155,000
                                         ----------   ----------
CASH                                        212,000      130,000
                                         ----------   ----------
OTHER ASSETS
  Rents and other receivables, less
   allowance of $13,000 in 1999                   0        2,000
  Prepaid expenses, deposits and other        5,000       20,000
  Debt issuance costs, net of
   accumulated amortization of
   $174,000 in 1999 and $159,000
   in 1998                                  148,000      163,000
                                         ----------   ----------
                                            153,000      185,000
                                         ----------   ----------

      TOTAL ASSETS                       $7,673,000   $7,690,000
                                         ==========   ==========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                  March 31,    December 31,
                                                    1999          1998
                                                (Unaudited)
LIABILITIES AND PARTNERSHIP DEFICIT

  Mortgage payable                              $ 7,946,000    $ 7,963,000
  Accounts payable and
   accrued expenses                                 110,000         48,000
  Accrued management fees - General Partners         22,000         18,000
  Accrued interest                                   60,000         60,000
  Unearned revenue                                    4,000         26,000
  Tenant security deposits                           69,000         71,000
                                                  ---------      ---------

      TOTAL LIABILITIES                           8,211,000      8,186,000
                                                  ---------      ---------

PARTNERS' DEFICIT

  General Partners (4 units authorized
        and outstanding)
    Capital contributions                             2,000          2,000
    Partnership deficit                             (44,000)       (44,000)
                                                  ---------      ---------
                                                    (42,000)       (42,000)
                                                  ---------      ---------
  Limited Partners (60,000 units authorized;
        9685 units outstanding)
    Capital contributions                         3,915,000      3,915,000
    Partnership deficit                          (4,411,000)    (4,369,000)
                                                  ---------      ---------
                                                   (496,000)      (454,000)
                                                  ---------      ---------
 TOTAL PARTNERSHIP DEFICIT                         (538,000)      (496,000)
                                                  ---------      ---------

 TOTAL LIABILITIES & PARTNERS' DEFICIT          $ 7,673,000    $ 7,690,000
                                                ===========    ===========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                         Three Months Ended
                                               March 31,
                                           1999         1998
REVENUES
  Rents                                 $ 452,000    $ 483,000
  Other income                             18,000         --
                                          -------      -------
                                          470,000      483,000
                                          -------      -------
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating expenses             153,000      137,000
  General and administrative expenses      11,000        5,000
  Professional services                    29,000       34,000
  Management fees                          30,000       24,000
  Depreciation and amortization           112,000      106,000
                                          -------      -------
                                          335,000      306,000
                                          -------      -------

  NET OPERATING INCOME                    135,000      177,000
                                          -------      -------

NON-OPERATING INCOME (EXPENSE)
  Interest expense                       (178,000)    (186,000)
  Interest income                           1,000        4,000
                                          -------      -------
                                         (177,000)    (182,000)
                                          -------      -------

PARTNERSHIP GAIN (LOSS)
BEFORE EXTRAORDINARY ITEM                 (42,000)      (5,000)
                                          -------      -------

EXTRAORDINARY ITEM
 Debt forgiveness                            --        779,000
                                          -------      -------

PARTNERSHIP GAIN (LOSS)                 $ (42,000)   $ 774,000
                                        =========    =========

Allocation of gain (loss):
  General partners                             (0)       8,000
  Limited partners                        (42,000)     766,000
                                          -------      -------
                                        $ (42,000)   $ 774,000
                                        =========    =========

Partnership gain (loss) per
 limited partnership unit               $   (4.34)   $   79.10
                                        =========    =========

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Three Months Ended March 31, 1999 (Unaudited) and the Years Ended December 31, 1998 and 1997

                                     General     Limited
                                    Partners     Partners          Total


Balances at January 1, 1997         (48,000)    (1,038,000)    (1,086,000)

Partnership gain (loss)              (2,000)      (202,000)      (204,000)
                                     ------       --------       --------

Balances at December 31, 1997       (50,000)    (1,240,000)    (1,290,000)

Partnership gain (loss)               8,000        786,000        794,000
                                     ------       --------       --------

Balances at December 31, 1998       (42,000)      (454,000)      (496,000)

Partnership gain (loss)               (--)         (42,000)       (42,000)
                                     ------       --------       --------

Balances at March 31, 1999      $   (42,000)   $  (496,000)   $  (538,000)
                                ===========    ===========    ===========


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                     1999         1998
OPERATING ACTIVITIES
  Partnership gain (loss)                         $ (42,000)   $ 774,000
  Adjustments to reconcile partnership gain
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                  112,000      106,000
     Extraordinary item                                --       (779,000)
  Changes in assets and liabilities:
    Rent and other receivables                        2,000        1,000
    Prepaid expenses, deposits, and other            15,000        6,000
    Accounts payable and
     accrued expenses                                66,000       24,000
    Accrued interest                                   --         (3,000)
    Unearned revenue                                (22,000)      (1,000)
    Tenant security deposits                         (2,000)      (3,000)
                                                     ------       ------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                               129,000      125,000
                                                     ------       ------

INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                            (15,000)     (11,000)
  Net change in restricted deposits                 (15,000)     (15,000)
                                                     ------       ------


NET CASH USED IN
 INVESTING ACTIVITIES                               (30,000)     (26,000)
                                                     ------       ------

FINANCING ACTIVITIES
  Note Receivable from related party                      0       (2,000)
  Principal payments on long-term debt              (17,000)     (82,000)
                                                     ------       ------

NET CASH USED IN
 FINANCING ACTIVITIES                               (17,000)     (84,000)
                                                     ------       ------

INCREASE IN CASH AND
 CASH EQUIVALENTS                                    82,000       15,000

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                          130,000      318,000
                                                     ------       ------

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                        $ 212,000    $ 333,000
                                                  =========    =========


See notes to consolidated financial statements

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1999

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All dollar amounts have been rounded to the nearest thousand. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 1--MORTGAGE PAYABLE

Non-Recourse mortgage debt consists of the following:

                                           March 31,             December 31,
                                            1999                    1998

Real Estate Mortgage:

Greenhills Bicycle Club Apartments (A)    $7,946,000              $7,963,000



Interest expense totaled $178,000 and $186,000 during the first three months of 1999 and 1998, respectively.

(A) Mortgage payable, bank, original balance of $8,100,000, payable in monthly installments of $65,174 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

The carrying value for the above mortgage payable approximates fair value.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 2--RELATED PARTY TRANSACTIONS

Through December 31, 1998, SPECS, Inc., a Kansas corporation in which the individual General Partner has a majority interest, received property management fees of 5% of the monthly gross receipts for providing property management services.

On January 1, 1999, the Partnership entered into a new property management agreement with Maxus Properties, Inc. (Maxus). Under this agreement, Maxus will provide management and other services for the Partnership. Maxus will be entitled to receive a management fee of 5% of the monthly gross receipts.

Amounts paid by the Partnership to SPECS, Inc. and Maxus Properties, Inc. are as follows:

                                             Three Months Ended
                                                 March 31,
                                            1999            1998
                                            ----            ----

        Property Management Fee            30,000      $   24,000

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership has accrued $5,000 through March 31,1999 for Partnership management fees. The Partnership accrued no expense for Partnership management fees for the quarter ended March 31, 1998.



NOTE 3--CASH DISTRIBUTIONS

No distributions have been made since July, 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.


NOTE 4 - EXTRAORDINARY ITEM

During the three months ended March 31, 1998, the Partnership realized a gain of $779,000 as the result of the foreclosure by the mortgage holder on the KC Club Apartments in satisfaction of the related debt.

Under the terms of the foreclosure, net assets with a net book value of $3,143,000 were surrendered to the KC Club Apartments mortgage holder and the Partnership was relieved of the mortgage obligation amounting to $3,922,000. The resulting gain amounted to $779,000.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 5-- ADDITIONAL CASH FLOW INFORMATION


                                                                 March 31,
                                                           1999          1998
                                                           ----          ----

Noncash Investing and Financing Activities
------------------------------------------

  Net assets surrendered in exchange for debt
   forgiveness in foreclosure transaction                              3,143,000

Additional Cash Payment Information
-----------------------------------

   Interest Paid                                         179,000         259,000


(Remainder of this page left blank intentionally)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Total revenues for the first three months decreased $13,000 (2.7%) when compared to the same period in 1998. The majority of the decrease is due to lower occupancy caused in part by increased competition from a newly constructed 624 unit apartment complex located three miles from the Greenhills Bicycle Club Apartments. An increase in bad debt expense was offset by an increase in charges for break lease fees and damage reimbursement.

Property operating expenses for the first three months of 1999 increased $16,000 (11.7%) compared to the same period in 1998. Of the total increase, $5,000 relates to expenditures for landscaping, repair and replacement of items needed to make vacant units ready for occupancy. Utility expenses increased $8,000 primarily due to increased usage of utilities in vacant units.

General and administrative expenses increased $6,000 (120.0%) when compared to the first three months of last year. The increase was due primarily to a change in the classification of expenses between the general and administrative, professional service and property operating expense categories.

Professional service expense decreased $5,000 (14.7%) compared to the first three months of 1998. The majority of the decrease is due to a decrease in legal fees related to the foreclosure of the KC Club Apartments and other Partnership related matters from 1998. The decrease in legal fees related to the foreclosure of the KC Club Apartments and other Partnership related matters was partially offset by an increase in accounting and legal fees related to the filing of the 1996 and 1997 SEC Form 10-K for the Partnership.

Management fee expense for the first three months increased by $6,000 (25.0%) compared to the same period in 1998. The increase is partially due to management fees for the Greenhills Bicycle Club Apartments taken by SPECS, Inc. in January, 1999 relating to the period ending December 31, 1998. In addition, General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership has accrued $5,000 through March 31,1999 for the partnership management fees. The Partnership paid partnership management fees of $18,000 for the year ended December 31, 1998. There was no partnership management fee due for the year ended December 31, 1997.

The Partnership anticipates that the operating results for the first three months will be representative of the results for the remaining portion of the year.

Liquidity and Capital Resources

During the first three months of 1999, $129,000 of working capital was provided by operations, $30,000 was used by investing activities and $17,000 was used for financing activities.

During the first three months of 1998, $125,000 of cash was provided by operations, $26,000 was used in investing activities and $84,000 was used for financing activities.

Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1999 cash flow from operations will continue to improve because of stable occupancy and stabilized expenses.

The  General   Partners  have   determined  it  prudent  to   discontinue   cash
distributions until such time that adequate working capital and capital improvements reserves are in place.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Year 2000:

Management has evaluated the risks associated with potential Year 2000 computer problems. It is our opinion that the potential on-site Year 2000 problems at the Greenhills Bicycle Club apartments will not have a material impact on property operations. The computer and on-site software utilized in the day to day operations of the property have been upgraded as of January 12, 1999 at a cost of approximately $4,000 with a Year 2000 compliant software. No additional material expenditures are planned at this time for Year 2000 compliance. There are no known non-information technology systems (elevators, fire alarms, security systems etc.) on-site that would be impacted by a Year 2000 problem. There are no elevators, central fire alarm systems or central security systems on the property. Management believes that the mission critical systems are prepared for the Year 2000, and non-critical systems are being evaluated.

Management believes the worst case scenario that could impact property operations would be if third-party utility providers (electricity and water) failed to provide services to the property due to a Year 2000 problem in their systems. Management has contacted the utility providers, received and reviewed their plans to address potential Year 2000 issues. Management believes the likelihood of the utility companies failure to provide services is remote, and as such, management has not developed contingency plans to deal with this possibility. Management believes that if the utility companies fail to provide services, the failure will by system-wide, and not confined to the property and therefore the investment value of the property will not be impacted.


(Remainder of this page left blank intentionally)

PART II. OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

As reported in the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1998, on July 21, 1998, Nichols Resources Ltd., a general partner of the Partnership ("Nichols"), Bond Purchase, L.L.C. ("Bond") and David
L. Johnson ("Johnson ") and other affiliates of Johnson, along with the Partnership, SIR Partners III, L.P., General Partner of the Partnership ("SIR Partners III"), SPECS, Inc., the company which previously provided the Partnership management and investor services ("SPECS") and James R. Hoyt, Managing General Partner of the Partnership ("Hoyt"), entered into a certain Settlement Agreement and Mutual Release (the "Agreement"). The Agreement settled a dispute which had arisen between Nichols, SIR Partners III and Hoyt, general partners of the Partnership over the proper course of action to be taken for the Partnership. This dispute resulted in the filing of a civil action in the Circuit Court of Jackson County, Missouri.

Pursuant to the Agreement, Nichols has (i) paid $100,000 in cash to SIR Partners III and Hoyt, $21,751 of which was paid by Hoyt to the Partnership to pay a receivable owed by affiliates of the Partnership for unpaid excess syndication costs and expenses and (ii) dismissed the civil actions filed. In exchange for the $100,000 in cash and the dismissal of the civil actions, SIR Partners III and Hoyt have agreed (i) to transfer their General Partnership interests to Nichols and (ii) to withdraw as Managing General Partner and general partners. Under the Partnership's Amended and Restated Agreement of Limited Partnership dated December 6, 1988 (the "Partnership Agreement"), such transfers and withdrawals are subject to the majority vote of the Partnership's limited partners (the "Limited Partners"). Hoyt and SIR Partners III have also agreed that Nichols, as general partner of the Partnership, shall have the right to designate the management company to manage the assets of the Partnership and to execute all documents to effectuate the release of the current management contract. As indicated above, Maxus Properties, Inc. has been hired as the Partnership's new management company.

Nichols, as a general partner of the Partnership, has called for a vote without a meeting of the limited partners, filed a consent statement with the Securities and Exchange Commission and is soliciting proxies from the Limited Partners to seek approval from the Limited Partners to the transfer of the general partnership interests, the withdrawal of Hoyt and SIR Partners III as general partners of the Partnership and the replacement of Hoyt as Managing General Partner in favor of Nichols. Hoyt and SIR Partners III have agreed to use their best efforts to assist in obtaining approval from the limited partners of the withdrawal of Hoyt and SIR Partners III as General Partners of the partnership. In the event the majority approval is obtained, Nichols will be the sole general partner of the Partnership.



(Remainder of this page left blank intentionally)

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

               Date: May 14, 1999