Form 10-Q
period 1999-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-08-13
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                                      Index


PART I.  FINANCIAL INFORMATION                                           Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- June 30, 1999
           and December 31, 1998                                         3-4

          Consolidated Statements of Operations -- Three & Six
           Months Ended June 30, 1999 and 1998                             5

          Consolidated Statements of Partners' Deficit --
           Six Months Ended June 30, 1999 and
           the Years Ended December 31, 1998 and 1997                      6

          Consolidated Statements of Cash Flows -- Six
           Months Ended June 30, 1999 and 1998                             7

          Notes to Consolidated Financial Statements                    9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                               11-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 3.   Defaults Upon Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                               13

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         June 30,   December 31,
                                                           1999        1998
(In thousands)
ASSETS

INVESTMENT PROPERTIES                                    $7,049         $7,221
                                                          -----          -----
RESTRICTED DEPOSITS                                         186            155
                                                          -----          -----
CASH                                                        255            130
                                                          -----          -----
OTHER ASSETS
  Rents and other receivables, less
   allowance of $26 in 1999                                   5              2
  Prepaid expenses, deposits and other                       16             20
  Debt issuance costs, net of
   accumulated amortization of
   $190 in 1999 and $158
   in 1998                                                  132            163
                                                          -----          -----
                                                            153            185
                                                          -----          -----

      TOTAL ASSETS                                      $ 7,643        $ 7,691
                                                        =======        =======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                      June 30,      December 31,
                                                       1999             1998
(In thousands except unit information)              (Unaudited)
LIABILITIES AND PARTNERS' DEFICIT

  Mortgage debt                                          $ 7,929       $ 7,963
  Accounts payable and
   accrued expenses                                          134            48
  Accrued management fees - General Partners                   7            18
  Accrued interest                                            60            60
  Unearned revenue                                             8            26
  Tenant security deposits                                    78            71
                                                          ------        ------
      TOTAL LIABILITIES                                    8,216         8,186
                                                          ------        ------

PARTNERS' DEFICIT

  General Partners (4 units authorized
        and outstanding)
    Capital contributions                                      2             2
    Partners' deficit                                        (45)          (44)
                                                          ------        ------
                                                             (43)          (42)
                                                          ------        ------
  Limited Partners (60,000 units authorized;
        9,685 units outstanding)
    Capital contributions                                  3,915         3,915
    Partners' deficit                                     (4,445)       (4,368)
                                                          ------        ------
                                                            (530)         (453)
                                                          ------        ------
TOTAL PARTNERS' DEFICIT                                     (573)         (495)
                                                          ------        ------
TOTAL LIABILITIES & PARTNERS' DEFICIT                    $ 7,643       $ 7,691
                                                         =======       =======
See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                         Six Months Ended    Three Months Ended
(In thousands except per unit              June 30,                June 30,
information)
REVENUES                                 1999         1998       1999     1998
--------                                 ----         ----       ----     ----
  Rents                                 $ 910        $ 975      $ 458    $ 493
  Other Income                             41           --         23       --
                                          ---          ---        ---      ---
                                          951          975        481      493

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating expenses             319          279        166      142
  General and administrative expenses      19           17          8       12
  Professional services                    55           67         26       33
  Management Fees                          58           47         28       24
  Depreciation and Amortization           225          212        113      106
                                          ---          ---        ---      ---
                                          676          622        341      317
                                          ---          ---        ---      ---
  NET OPERATING INCOME                    275          353        140      176

NON-OPERATING EXPENSES
  Interest Expense                       (357)        (376)      (179)    (189)
  Interest Income                           4           10          3        5
                                          ---          ---        ---      ---
                                         (353)        (367)      (176)    (184)
                                          ---          ---        ---      ---
PARTNERSHIP GAIN (LOSS)
BEFORE EXTRAORDINARY ITEM                 (78)          (13)      (36)      (8)

EXTRAORDINARY ITEM
 Debt Forgiveness                          --           779        --       --
                                          ---          ---        ---      ---

PARTNERSHIP GAIN (LOSS)                  $(78)        $ 766     $ (36)   $  (8)
                                         ====         =====     =====    =====

Allocation of gain (loss):
  General Partners                         (1)           8         (1)      (1)
  Limited Partners                        (77)         758        (35)      (7)
                                          ---          ---        ---      ---
                                        $ (78)       $ 766      $ (36)   $  (8)
                                         ====         =====     =====    =====

Partnership gain (loss) per
 limited partnership unit              $(7.95)       $78.27     $(3.61)  $(.72)
                                         =====        =====      =====   =====

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Six Months Ended June 30, 1999 (Unaudited) and the Years Ended December 31, 1998 and 1997

                                       General        Limited
                                       Partners       Partners          Total
                                       --------       --------          -----
(In thousands)
Balances at January 1, 1997            (48)           (1,037)          (1,085)

Partnership gain (loss)                 (2)             (202)            (204)
                                      ----              ----             ----

Balances at December 31, 1997          (50)           (1,239)          (1,289)

Partnership gain (loss)                  8               786              794
                                      ----              ----             ----
Balances at December 31, 1998          (42)             (453)            (495)

Partnership gain (loss)                 (1)              (77)             (78)
                                      ----              ----             ----
Balances at June 30, 1999              (43)             (530)            (573)
                                      ====              ====             ====


See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                        Six Months Ended
                                                             June 30,
  (In thousands)                                   1999                 1998
                                                   ----                 ----
OPERATING ACTIVITIES
  Partnership gain (loss)                         $ (78)               $ 766
  Adjustments to reconcile partnership gain
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                  225                  212
     Extraordinary Item                              --                 (779)
     Provision for losses on rents
      and other receivables                          26                   (5)
  Changes in assets and liabilities:
    Rent and other receivables                      (29)                  (3)
    Prepaid expenses, deposits, and other             4                   14
    Accounts payable and
     accrued expenses                                75                    1
    Accrued interest                                 --                  (11)
    Unearned revenue                                (18)                  (3)
    Tenant security deposits                          7                   (6)
                                                    ---                  ---
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                               212                  186
                                                    ---                  ---
INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                            (22)                 (81)
  Restricted Reserve Funds                          (31)                 (31)
                                                    ---                  ---
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               (53)                (112)
                                                    ---                  ---
FINANCING ACTIVITIES
  Note Receivable from Related Party                 --                   (4)
  Principal payments on long-term debt              (34)                 (98)
                                                    ---                  ---
NET CASH (USED IN)
 FINANCING ACTIVITIES                               (34)                (102)
                                                    ---                  ---
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   125                  (28)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                          130                  317

CASH AND CASH EQUIVALENTS END
 OF PERIOD                                        $ 255                $ 289
                                                  =====                =====
See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1999

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 1--MORTGAGES PAYABLE

Non-Recourse mortgage debt consists of the following:

                                            June 30,             December 31,
                                             1999                   1998

Real Estate Mortgages:

Greenhills Bicycle Club Apartments         $7,929,000             $7,963,000


Interest expense totaled $357,000 and $376,000 during the first six months of 1999 and 1998, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1--MORTGAGES PAYABLE--CONT'D

   Mortgage payable, bank, original balance of $8,100,000 payable in monthly installments of $65,000 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

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

   Amounts paid by the Partnership to Maxus Properties, Inc. and SPECS, Inc. are as follows:

                                                Six Months Ended
                                                    June 30,
                                               1999            1998
                                               ----            ----

   Property Management Fee                   $50,000         $47,000

   The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred $7,000 of expense through June 30,1999 for the partnership management fees. The Partnership incurred partnership management fee expense of $18,000 for the year ended
December 31, 1998. There was no partnership management fee due for the year ended December 31, 1997.


NOTE 3--CASH DISTRIBUTIONS

   No distributions have been made since July, 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)


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


NOTE 5-- ADDITIONAL CASH FLOW INFORMATION

                                                                 June 30,
   (In thousands)                                          1999            1998
                                                           ----            ----
Noncash Investing and Financing Activities

     Assets exchanged for the forgiveness of debt         ------         $3,405
     Debt forgiven in exchange for assets                 ------         (4,251)

Additional Cash Payment Information

     Interest Paid                                           358            376

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Total revenues for the first six months decreased $24,000 (2.6%) when compared to the same period in 1998. The majority of the decrease is due to lower occupancy caused in part by increased competition from a newly constructed 624 unit apartment complex located three miles from the Greenhills Bicycle Club Apartments. An increase in bad debt expense was offset by an increase in the charges for break lease fees and damage reimbursement.

Operating expenses for the first six months of 1999 increased $40,000 (14.3%) compared to the same period in 1998. Of the total increase, $8,000 relates to increased payroll expenses as the maintenance supervisor position filled in 1999 was not filled in 1998. Utility expenses increased $20,000 due to increased usage of utilities in vacant units, as well as a rate increase. $12,000 of the increase is due to increased property taxes.

Professional service expense decreased $12,000 (17.9%) compared to the first six months of 1998. The majority of the decrease is due to a decrease in legal fees related to the foreclosure of the KC Club Apartments and other Partnership related matters from 1998. The decrease in fees related to the foreclosure of the KC Club Apartments and other Partnership related matters was partially offset by an increase in accounting and legal fees related to the filing of the 1996 and 1997 SEC forms 10-K for the Partnership.

Management fee expense for the first six months increased by $11,000 (23.4%) compared to the same period in 1998. The increase is partially due to management fees for the Greenhills Bicycle Club Apartments taken by SPECS, Inc. in January, 1999 , relating to the period ending December 31, 1998. $7,000 of the increase is due to accrued partnership management fees due to the General Partners.

The Partnership anticipates that the operating results for the first six months will be representative of the results for the remaining portion of the year.

Liquidity and Capital Resources

During the first six months of 1999, $212,000 of working capital was provided by operations, $53,000 was used for investing activities and $34,000 was used for financing activities.

Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 1999 cash flow from operations will continue to improve because of strong occupancy, rental rate increases and stabilized expenses.

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

Management believes the worst case scenario that could impact property operations would be if third-party utility providers (electricity and water) failed to provide services to the property due to a Year 2000 problem in their systems. Management has contacted the utility providers, and has received and reviewed their plans to address potential Year 2000 issues. Management believes the likelihood of the utility companies' failure to provide services is remote, and as such, management has not developed contingency plans to deal with this possibility. Management believes that if the utility companies fail to provide services, the failure will by system-wide, and not confined to the property, and therefore the investment value of the property will not be impacted.


(Remainder of this page left blank intentionally)

PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

            None

Item 2.   CHANGES IN SECURITIES

            Inapplicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Please refer to Item 6(b) hereof.

Item 5.   OTHER INFORMATION

            Inapplicable.

Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 27 Financial Data Schedule

          (b) Reports on Form 8-K

                 A Form 8-K was filed on July 27, 1999 (SEC File no. 000-18475), reporting the limited partners' approval of the assignment of James R. Hoyt's and SIR Partners III, L.P.'s general partner interests to Nichols Resources, Ltd. ("Nichols"), and the appointment of Nichols as successor Managing Partner or the Registrant, such Form 8-K incorporated herein by reference.

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

Date: August 13, 1999