Form 10-Q
period 1999-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 1999-11-12
CIK 839638

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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


                                      Index


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets -- September 30, 1999
           and December 31, 1998                                            3-4

          Consolidated Statements of Operations -- Three & Nine
           Months Ended September  30, 1999 and 1998                          5

         Consolidated Statements of Partners' Deficit --
           Nine Months Ended September 30, 1999 and
           the Years Ended December 31, 1998 and 1997                         6

          Consolidated Statements of Cash Flows -- Nine
           Months Ended September 30, 1999 and 1998                           7

          Notes to Consolidated Financial Statements                       8-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                  11-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of
           Security Holders                                                  13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                September 30,       December 31,
                                                    1999                1998
                                                -------------       ------------
(In thousands)
ASSETS

INVESTMENT PROPERTIES                              $6,970              $7,221
                                                   ------              ------

RESTRICTED DEPOSITS                                   203                 155
                                                   ------              ------
CASH                                                  344                 130
                                                   ------              ------
OTHER ASSETS
  Rents and other receivables                          --                   2
  Prepaid expenses, deposits and other                  7                  20
  Debt issuance costs, net of
   accumulated amortization of
   $205 in 1999 and $158
   in 1998                                            116                 163
                                                   ------              ------
                                                      123                 185
                                                   ------              ------
      TOTAL ASSETS                                 $7,640              $7,691
                                                   ======              ======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

                                                        September   December
                                                           1999      1998
(In thousands except unit information)                 (Unaudited)

LIABILITIES AND PARTNERS' DEFICIT
  Mortgage payable                                       $ 7,912   $ 7,963
  Accounts payable and
   accrued expenses                                          147        48
  Accrued management fees - General Partners                  10        18
  Accrued interest                                            60        60
  Unearned revenue                                             3        26
  Tenant security deposits                                    79        71
                                                         -------   -------
      TOTAL LIABILITIES                                    8,211     8,186
                                                         -------   -------
PARTNERS' DEFICIT

  General Partners (4 units authorized
        and outstanding)
    Capital contributions                                      2         2
    Partners' deficit                                        (45)      (44)
                                                         -------   -------
                                                             (43)      (42)
                                                         -------   -------
  Limited Partners (60,000 units authorized;
        9,685 units outstanding)
    Capital contributions                                  3,915     3,915
    Partners' deficit                                     (4,443)   (4,368)
                                                         -------   -------
                                                            (528)     (453)

 TOTAL PARTNERS' DEFICIT                                    (571)     (495)
                                                         -------   -------
 TOTAL LIABILITIES & PARTNERS' DEFICIT                   $ 7,640   $ 7,691
                                                         =======   =======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          Nine Months Ended   Three Months Ended
(In thousands except per unit information)   September 30,       September 30,
                                           1999       1998       1999       1998
REVENUES
  Rents                                   1,377      1,382        488        468
  Other Income                               82         70         39         30
                                          -----      -----      -----      -----
                                          1,459      1,452        527        498
                                          -----      -----      -----      -----
OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating expenses               396        348        150        139
  General and administrative expenses       119        108         38         43
  Professional services                      69        122         14         55
  Management fees                            86         72         36         24
  Depreciation and amortization             338        318        112        105
                                          -----      -----      -----      -----
  NET OPERATING INCOME                    1,008        968        350        366

NON-OPERATING INCOME (EXPENSE)
  Interest Expense                         (535)      (561)      (178)      (187)
  Interest Income                             8         12          3          3
                                          -----      -----      -----      -----
                                            527        549        175        184
                                          -----      -----      -----      -----
PARTNERSHIP GAIN (LOSS)                     (76)       (65)         2        (52)
BEFORE EXTRAORDINARY ITEM                 -----      -----      -----      -----

EXTRAORDINARY ITEM
 Gain on forgiveness of debt                 --        779         --         --
 Gain on early extinguishment of debt        --        197         --        197
                                          -----      -----      -----      -----
                                             --        911         --        197
                                          -----      -----      -----      -----
PARTNERSHIP GAIN (LOSS)                   $ (76)   $   911    $     2    $   145
                                          =====    =======    =======    =======
Allocation of gain (loss):
  General Partners                           (1)         9         --          1
  Limited Partners                          (75)       902          2        144
                                          -----      -----      -----      -----
                                          $ (76)     $ 911    $     2    $   145
                                          =====    =======    =======    =======
Partnership gain (loss) per
 limited partnership unit               $ (7.85)   $ 93.15 $      .21    $ 14.86
                                          =====    =======    =======    =======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF PARTNERSHIP DEFICIT

Nine Months Ended September 30, 1999 (Unaudited) and the Years Ended December 31, 1998 and 1997

                                 General        Limited
                                 Partners       Partners          Total

(In thousands)
Balances at January 1, 1997         (48)         (1,037)        (1,085)

Partnership gain (loss)              (2)           (202)          (204)
                                 ------          ------         ------
Balances at December 31, 1997       (50)         (1,239)        (1,289)

Partnership gain (loss)               8             786            794
                                 ------          ------         ------
Balances at December 31, 1998       (42)           (453)          (495)

Partnership gain (loss)              (1)            (75)           (76)
                                 ------          ------         ------
Balances at September 30, 1999   $  (43)         $ (528)        $ (571)
                                 ======          ======         ======

See notes to consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. III

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
  (In thousands)                                   1999     1998
OPERATING ACTIVITIES
  Partnership gain (loss)                           (76)     911
Adjustments to reconcile partnership gain
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                  338      317
     Extraordinary Item                              --     (976)
  Changes in assets and liabilities:
    Rent and other receivables                        2      (20)
    Prepaid expenses, deposits, and other            13       12
    Accounts payable and
     accrued expenses                                91       36
    Accrued interest                                 --      (11)
    Unearned revenue                                (23)      (3)
    Tenant security deposits                          8       (8)
                                                  -----    -----
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                               353      258
                                                  -----    -----
INVESTING ACTIVITIES
  Purchase of and improvements to
   investment properties                            (40)    (114)
  Restricted Reserve Funds                          (48)     (46)
  Excess Syndication Costs                           --       22
                                                  -----    -----
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               (88)    (138)
                                                  -----    -----
FINANCING ACTIVITIES
  Note Receivable from Related Party                 --       85
  Principal payments on mortgage debt               (51)    (313)
                                                  -----    -----
NET CASH (USED IN)
 FINANCING ACTIVITIES                               (51)    (228)
                                                  -----    -----
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   214     (108)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                          130      317
                                                  -----    -----
CASH AND CASH EQUIVALENTS END                     $ 344    $ 209
 OF PERIOD                                        =====    =====


See notes to consolidated financial statements

SECURED INVESTMENT RESOURCES FUND, L.P. III

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 1--MORTGAGES PAYABLE

Non-Recourse mortgage debt consists of the following:

                                      September 30,            December 31,
                                         1999                     1998
Real Estate Mortgages:
Greenhills Bicycle Club Apartments     $7,912,000              $7,963,000


Interest expense totaled $535,000 and $561,000 during the first nine months of 1999 and 1998, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1--MORTGAGES PAYABLE--CONT'D.

Mortgage payable, bank, original balance of $8,100,000 payable in monthly installments of $65,000 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

The carrying value for the above mortgage payable approximates fair value.

NOTE 2--RELATED PARTY TRANSACTIONS

   Through December 31, 1998, SPECS, Inc., a Kansas corporation in which the former individual General Partner has a majority interest, received property management fees of 5% of the monthly gross receipts for providing property management services. SPECS, Inc. also performed various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-Q and 10-K preparation, and investor services.

   On January 1, 1999, the Partnership entered into a new property management agreement with Maxus Properties, Inc. (Maxus). Under this agreement, Maxus is providing management and other services for the Partnership similar to those services described above. Maxus receives a management fee of 5% of the monthly gross receipts.

Amounts paid by the Partnership to Maxus Properties, Inc. and SPECS, Inc. are as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                1999            1998
                                                ----            ----

     Property Management Fee                 $ 76,000        $ 72,000
     Partnership Management Fee              $ 10,000        $    ---


   The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred $10,000 of expense through September 30,1999 for the partnership management fees. The Partnership incurred partnership management fee expense of $18,000 for the year ended
December 31, 1998. There was no partnership management fee due for the year ended December 31, 1997.

NOTE 3--CASH DISTRIBUTIONS

   No distributions have been made since July, 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)


NOTE 4 - EXTRAORDINARY ITEM

   During the nine months ended September, 1998, the Partnership realized a gain of $779,000 as the result of the foreclosure by the mortgage holder on the KC Club Apartments in satisfaction of the related debt.

   Under the terms of the foreclosure, net assets with a net book value of $3,143,000 were surrendered to the KC Club Apartments mortgage holder and the Partnership was relieved of the mortgage obligation amounting to $3,922,000. The resulting gain amounted to $779,000.


NOTE 5-- ADDITIONAL CASH FLOW INFORMATION

                                                            September 30,
(In thousands)                                           1999            1998
                                                         ----            ----
Noncash Investing and Financing Activities
------------------------------------------
     Assets exchanged for the forgiveness of debt       ------          $3,405
     Debt forgiven in exchange for assets               ------          (4,251)

Additional Cash Payment Information
-----------------------------------
     Interest Paid                                         535             643

                                       10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Total revenues for the first nine months increased $7,000 (.5%) when compared to the same period in 1998. The majority of the increase is due to an increase in other income. An increase in bad debt expense was offset by an increase in the charges for break lease fees and damage reimbursement.

Property operating expenses for the first nine months of 1999 increased $48,000 (13.8%) compared to the same period in 1998. Of the total increase, $8,000 relates to increased payroll expenses, because the maintenance supervisor position filled in 1999 was not filled in 1998. Utility expenses increased $22,000 due to increased usage of utilities in vacant units, as well as a rate increase. $18,000 of the increase is due to increased property taxes.

Professional service expense decreased $53,000 (43.4%) compared to the first nine months of 1998. The majority of the decrease is due to a decrease in legal fees related to the foreclosure of the KC Club Apartments and other Partnership related matters from 1998. The decrease in fees related to the foreclosure of the KC Club Apartments and other Partnership related matters was partially offset by an increase in accounting and legal fees related to the filing of the 1996 and 1997 Form 10-K's for the Partnership with the Securities and Exchange Commission.

Management fee expense for the first nine months increased by $14,000 (19.4%) compared to the same period in 1998. The increase is partially due to management fees for the Greenhills Bicycle Club Apartments taken by SPECS, Inc. in January, 1999 , relating to the period ending December 31, 1998. $10,000 of the increase is due to accrued partnership management fees due to the General Partners.

The Partnership anticipates that the operating results for the first nine months will be representative of the results for the remaining portion of the year.

Liquidity and Capital Resources

During the first nine months of 1999, $353,000 of working capital was provided by operations, $88,000 was used for investing activities and $51,000 was used for financing activities.

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

             None.

   Item 5.   OTHER INFORMATION

             Inapplicable.

   Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 27 Financial Data Schedule

            (b)   Reports on Form 8-K

                  None.

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



Date: November 12, 1999