Form 10-K
period 1999-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 2000-03-30
CIK 839638

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999
                   ---------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________ to ______________________
Commission File Number                        T3-24235
                          ------------------------------------------------
                   SECURED INVESTMENT RESOURCES FUND, L.P. III
             (Exact name of registrant as specified in its charter)

                 Missouri                              48-6291172
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

1100 Main, Suite 2100 Kansas City, Missouri                             64105
-------------------------------------------                            -------
  (Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)              (816) 421-4670
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests ("Units")
                     ---------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

Item 1. Business

Secured Investment Resources Fund, L.P. III (the "Partnership" or "Registrant") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. Nichols Resources Ltd., a Missouri corporation ("Nichols") is the General Partner. The Partnership has no predecessors or subsidiaries.

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

Due to the Partnership's inability to restructure the debt on one of the Partnership's properties, the KC Club Apartments (after negotiations to obtain more favorable terms failed), on January 7, 1998 the property was lost to foreclosure (as described in Note 6 to the accompanying Consolidated Financial Statements).

On July 21, 1999, in connection with its consent solicitation statement filed with the Securities and Exchange Commission (the "SEC") on April 21, 1999 (the "Consent Solicitation Statement"), Nichols Resources, Ltd., a general partner of the Partnership ("Nichols"), obtained the written consent of limited partners of the Partnership holding a majority of the issued and outstanding units of limited partnership issued by the Partnership ("Units") to (i) the assignment of James R. Hoyt's and SIR Partners III, L.P.'s general partner interests to Nichols and (ii) the appointment of Nichols as successor Managing General
Partner of the Partnership. Pursuant to the consent solicitation, Nichols received the consent of limited partners of the Partnership holding 4,877 units of the 9,685 issued and outstanding units of limited partnership issued by the Partnership ("Units"). As a result, effective as of July 21, 1999, Nichols acquired Hoyt's and SIR Partners' general partnership interest and is the Partnership's sole General Partner.

On January 1, 1999, the Partnership entered into a property management agreement with Maxus Properties, Inc. ("Maxus"), a Missouri corporation that is an affiliate of Nichols Resources, Ltd., the Partnership's general partner. The sole shareholder of Nichols is MJS Associates, Inc. ("MJS"), a Missouri corporation. David L. Johnson is the principal shareholder and an executive officer and director of MJS. David L. Johnson is also the majority shareholder and an executive officer and director of Maxus.

As of December 31, 1999, the Partnership has made cash distributions to Limited Partners of $364,000 for the period April 1, 1989 through December 31, 1999. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for capital expenditures or working capital reserves.

As of December 31, 1999, the Partnership had no employees. Employees of Maxus provided property management services to the Partnership (as described in Note 5 to the accompanying Consolidated Financial Statements).

Competition

The real estate business is highly competitive, and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Partnership's only property ( the Greenhills Bicycle Club Apartments), are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The Lakes, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Greenhills Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of the Partnership's property will also be competitive factors.

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.


Item 2. Properties

The following table sets forth the investment portfolio of the Partnership at December 31, 1999:


                                  Properties at                     Occupancy(*)
     Property       Description   Initial Cost   Date Acquired       Percentage
     --------       -----------   ------------   -------------       ----------
                                                                    1999   1998
Greenhills Bicycle
Club Apartments
Kansas City, MO      312 units     $11,251,613    Oct. 27, 1989      90%    91%

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

The encumbrance against the property is described in Note 3 to the accompanying Consolidated Financial Statements.


Description of Real Estate:

The Partnership's sole property, the Greenhills Bicycle Club Apartments, consists of 312 units of multi-family rental real estate. On July 8, 1996 the Partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001. The outstanding principal balance of the note at December 31, 1999 is $7,895,000. The balance to be due at maturity assuming no payment has been made on principal in advance of its due date is $7,766,000. The note can be prepaid with penalty. A second mortgage note was paid in full at a discount in July, 1998 for $200,000, creating an extraordinary gain on early extinguishment of debt of $197,000.

Competition:

The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Greenhills Bicycle Club Apartments, are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The Lake, 400 units built in 1987 and Kelly Crossing, 624 units built in 1998. The Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of the Partnership's property will also be competitive factors. The partnership's management believes that the property is adequately covered by insurance.

Operating Data:

The occupancy rate for the Greenhills Bicycle Club Apartments for each of the last five years was:

1995: 93%    1996: 91%    1997: 91%   1998: 91%     1999: 90%

The average effective annual rental per unit for each of the last five years was

1995: $5,360    1996: $5,750  1997: $6,000    1998: $6,100   1999: $6,300


Depreciation:

Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred. Cost (including capital improvements subsequent to acquisition) of the Greenhills Bicycle Club Apartments at December 31, 1999 is $11,246,000.

Item 3. Legal Proceedings,

None.


Item 4. Submission of Matters to a Vote for Security Holders.

None






              (the remainder of this page left blank intentionally)

                                    PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters

(A) There is no established public trading market for the Units of the Partnership.

(B) There have been no distributions the last three years.

(C) As of December 31, 1999, the Partnership had admitted 463 Limited Partners who purchased 9,685 units.

Item 6. Selected Financial Data,

         OPERATING DATA
(In Thousands)
                                     1999        1998        1997        1996        1995
                                 --------    --------    --------    --------    --------
Revenues                         $  1,982    $  1,945    $  2,739    $  2,768    $  2,697
Interest and earnings on
  investments                          11          13         196          90         128
Property operating
  expense                           1,414       1,400       2,027       2,110       2,072
Interest expense                      713         741       1,112       1,126         925
                                 --------    --------    --------    --------    --------

Partnership income (loss)
 before extraordinary item           (134)       (182)       (204)       (378)       (172)
                                 --------    --------    --------    --------    --------
  Extraordinary item:
    Gain on extinguishment
      of debt                        --           976        --          --          --
                                 --------    --------    --------    --------    --------
Partnership income (loss)        $   (134)   $    794    $   (204)   $   (378)   $   (172)
                                 ========    ========    ========    ========    ========

PER LIMITED PARTNERSHIP UNIT
Partnership income(loss)
 before extraordinary item (1)     (13.69)   $ (18.61)   $ (20.87)   $ (38.64)   $ (17.54)
                                 --------    --------    --------    --------    --------
Partnership income(loss) (1)       (13.69)    $ 81.18    $ (20.87)   $ (38.64)   $ (17.54)
                                 ========    ========    ========    ========    ========
Cash distribution                $   --      $   --      $   --      $   --      $   --
                                 ========    ========    ========    ========    ========

BALANCE SHEET DATA                   1999        1998        1997        1996        1995
                                 --------    --------    --------    --------    --------
(In Thousands)
Total Assets                     $  7,487    $  7,690    $ 11,617    $ 12,749    $ 13,223
Mortgage Debt                    $  7,895    $  7,963    $ 12,344    $ 12,931    $ 12,851


     (1) Partnership loss per limited  partnership unit is computed by dividing  loss  allocated  to the  Limited  Partners by the
         weighted   average   number  of  limited   partnership   units
         outstanding (9,685 units for each period).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1999 Comparisons

Revenues for the year ended December 31, 1999 increased $37,000 (1.9%) when compared to the same period in 1998. This increase is primarily due to an increase in damage reimbursement income of $39,000.

Total operating and administrative expenses for the year ended December 31, 1999 increased $14,000 (1.0%) compared to 1998. The $14,000 increase is primarily due to increases in property operating expenses of $74,000, management fees of $3,000, and depreciation and amortization of $14,000, offset by decreases in general and administrative expense of $22,000 and professional fees of $55,000. The $74,000 increase in property operating expense was due to an increase in general operating expenses including an increase in marketing and property tax and an increase in periodic repairs and maintenance, partially related to increased turn cost. The $14,000 increase in depreciation and amortization was due primarily to depreciation of capital items added to the property in the year ended December 31, 1999.

Interest expense for the year ended December 31, 1999 decreased by $28,000. The decrease is due to the Bicycle Club Apartments paying down the mortgage balance on the property through normal principal and interest payments.

1998 Comparisons

Revenues for the year ended December 31, 1998 decreased $794,000 (29.0%) when compared to 1997. The majority of the decrease is due to the loss of revenue caused by the foreclosure of the KC Club Apartments. Revenue for 1998 at the Greenhills Bicycle Club Apartments increased $30,000 (1.6%) when compared to the same period in 1997. This increase is primarily due to increased rental rates for new leases and upon lease renewals. These higher market rates are being achieved with fewer rent concessions.

Total operating and administrative expenses for the year ended December 31, 1998 decreased $627,000 (30.9%) compared to 1997. Of the total decrease, $820,000 relates to the foreclosure of the KC Club Apartments. In addition, total operating and administrative expenses at the Greenhills Bicycle Club Apartments increased by $193,000. The $820,000 decrease related to the foreclosure of the KC Club Apartments is primarily due to a decrease in expenses as follows: property operating expense $536,000, general and administrative expense $28,000, professional services $30,000, management fee $41,000 and depreciation and amortization $168,000. The $193,000 increase in total operating and administrative expenses relating to the Greenhills Bicycle Club Apartments is primarily due to an increase in expenses as follows: property operating expense $178,000, professional services $71,000, management fee $17,000 and depreciation and amortization $15,000, while general and administrative expense decreased by $90,000. The $178,000 increase in property operating expense was due to an increase in general operating expenses including an increase in periodic repairs and maintenance, marketing and property tax. The $71,000 increase in professional services expenses was primarily due to legal fees incurred in connection with the foreclosure of the KC Club Apartments and other partnership related matters. The General Partners were entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Cont'd.

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

Interest expense for the year ended December 31, 1998 decreased $371,000 (33.4%). $340,000 of the decrease is due to the foreclosure of the KC Club Apartments. The remainder of the decrease is due to the Bicycle Club Apartments paying down the mortgage balance on the property through normal principal and interest payments.

Interest income for the year ended December 31, 1998 decreased $182,000 (92.8%) from 1997. The decrease in interest income was caused primarily by the absence of interest income from, and the August 1997 gain realized on the sale of, the Treasury certificate of accrual held by the Partnership as collateral for the KC Club Apartments.

Liquidity and Sources of Capital

Cash on hand as of December 31, 1999 is $358,000, an increase of $228,000 from the year ended December 31, 1998. The increase in cash is due primarily to a decrease in net loss before extraordinary item of $48,000, including non-cash expenses (depreciation and amortization) of $451,000.

During 1999, cash was provided by operating activities in the amount of $311,000 compared to $244,000 for 1998. The increase is primarily due to a decrease in net loss (excluding extraordinary item) from 1998 ($182,000) to 1999 ($134,000). Investing activities used $15,000 primarily due to an increase in property and equipment purchases of $53,000 offset by a decrease in restricted deposits of $38,000. Financing activities (primarily principal payments, as described in the Consolidated Statement of Cash Flows) used $68,000.

As a result of the foreclosure of the KC Club Apartments in 1998, the liquidity and financial condition of the Partnership has improved. The cash generated from operations for the KC Club Apartments was insufficient to service the mortgage on the property.

During 1998, cash was provided by operating activities in the amount of $244,000. Investing activities used $112,000, and financing activities (primarily principal payments, as described in the Consolidated Statement of Cash Flows) used $319,000.

Year 2000

Information Technology Systems

Subsequent to December 31, 1999, the Registrant has not experienced any material information technology ("IT") or embedded ("non-IT") systems disruptions or failures and anticipates no material systems problems at Bicycle Club Apartments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Year 2000 - Cont'd.

Material Third Parties' Systems Failures

Evaluation of material third parties' Year 2000 readiness status was essentially complete as of December 31, 1999. The Registrant continues to monitor for any additional information pertaining to these parties' Year 2000 readiness. The Registrant has not experienced and does not anticipate any Year 2000 performance issues related to its material third parties.

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Future Changes in Accounting Principle

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for Secured Investment Resources Fund, L.P. III's fiscal year ending December 31, 2001. Because Secured Investment Resources Fund, L.P. III does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.


Item 7A. Qualitative and Quantitative Disclosure About Market Risk.

The Registrant has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at December 31, 1999.

The Registrant does not believe that it has any material exposure to interest rate risk. The debt on the Trust's property matures in the year 2001. Management believes that the Trust will be able to refinance the debt on similar terms at that time.

Item 8. Financial Statements and Supplementary Data

        See Item 14(a).

Item 9. Changes in and Disagreements with Registrant's Certifying Accountants and Accounting and Financial Disclosure.

        None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

The General Partner of the Partnership is Nichols Resources, Ltd., a Missouri corporation formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and the real estate syndication business. Nichols Resources, Ltd. was a wholly-owned subsidiary of the J.C. Nichols Company until January, 1998. It is now a wholly-owned subsidiary of MJS Associates, Inc., a Missouri corporation with executive offices located at 1100 Main Street, Ste 2100 Kansas City, Missouri 64105. MJS Associates, Inc. acquired all of the outstanding stock of Nichols Resources, Ltd. in January 1998 from J.C. Nichols company. Nichols Resources, Ltd. issued 15,000 shares of common stock for $1,500,000 on August 22, 1988.

Currently, Nichols' sole business is acting as general partner of the Registrant. Besides its ownership of stock of Nichols and other real estate companies, MJS oversees construction relating to the rehabilitation of properties, but has no employees. David L. Johnson is the principal shareholder and an officer and director of MJS.

Nichols has three directors: David L. Johnson, John W. Alvey and Daniel W. Pishny. Christine A. Robinson is Nichols' President, and Mr. Pishny and Mr. Alvey are Nichols' Vice President and Secretary/Treasurer, respectively.

Mr. Johnson, age 43, is a member of the Board of Trustees and Chairman of Nooney Realty Trust, Inc., a publicly-traded real estate investment trust ("NRTI"). Mr. Johnson also is Chairman, Chief Executive Officer, and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 1100 Main, Suite 2100, Kansas City, Missouri 64105, that specializes in commercial property management for affiliated owners. Maxus employs more than 250 people to manage 49 commercial properties, including more than 8,000 apartment units and 700,000 square feet of retail and office space. Mr. Johnson is also a member of the Board of Directors and Chairman of Maxus Capital Corp. ("MCC") the managing general partner of Maxus Real Property Investors - Four, L.P., a publicly traded limited partnership.

Mr. Pishny, age 37, is a member of the Board of Trustees and President of NRTI, and is President and Chief Operating Officer of Maxus. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties. Mr. Pishny is also a member of the Board of Directors and President of MCC.

Mr. Alvey, age 41, is Vice President of NRTI, Executive Vice President and Chief Financial Officer of Maxus. Mr. Alvey is also a member of the Board of Directors of MCC.

Ms. Robinson, age 33, is Secretary of NRTI, Vice President of Administration and Director of Investor Relations of Maxus.


Item 11. Management Compensation

During 1999, The Partnership paid $100,000 in fees to related parties for property management services. The Partnership also paid $17,000 to Nichols
Resources, Ltd, for professional services as described in Note 5 to the accompanying Consolidated Financial Statements.

See  Item  14(a)(i)(vii),   Notes  to  Financial  Statements,   Note  5  to  the
accompanying Consolidated Financial Statements for a discussion of transactions between the Registrant and certain affiliates of the General Partner.


              (the remainder of this page left blank intentionally)

Item 12. Security ownership of Certain Beneficial Owners and Management.

   (a) Security Ownership of Certain Beneficial Owners.

       The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 31, 2000. The percentage of ownership is based on 9,685 limited partner units outstanding as of February 1, 2000.

                                        Amount and Nature of
       Name                             Beneficial Ownership         Percentage

       Bond Purchase, L.L.C.                  511                       5.3%
       1100 Main, Suite 2100
       Kansas City, Missouri 64105

   (b)  Security Ownership of Management.

       The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of February 1, 2000, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.

                                      Amount and Nature of
              Name                   Beneficial Ownership (1)     Percentage(2)
              ----                   -------------------------    -------------
Nichols Resources, Ltd..............          -0-                      -
David L. Johnson (3)................          511                     5.3%
Daniel W. Pishny  ..................          -0-                      -
John W. Alvey ......................          -0-                      -
Nichols Resources, Ltd..............          -0-                      -
Christine A. Robinson...............          -0-                      -
All general partners, directors
and officers........................          511                     5.3%
----------------

    (1) A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security. Each person listed has stated that he, either alone or with his spouse, has sole voting power and sole investment power with respect to the units shown as beneficially owned, except as otherwise indicated.

    (2) The percentages represent the total number of limited partner units in the adjacent column divided by 9,685, the number of issued and outstanding units of the Registrant on February 1, 2000.

    (3) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson is approximately an 86% owner.

  (c )   Change in Control.

On July 21, 1999, in connection with its consent solicitation statement filed with the Securities and Exchange Commission (the "SEC") on April 21, 1999 (the "Consent Solicitation Statement"), Nichols Resources, Ltd., a general partner of the Registrant ("Nichols"), obtained the written consent of limited partners of the Registrant holding a majority of the issued and outstanding units of limited partnership issued by the Registrant ("Units") to (i) the assignment of James R. Hoyt's and SIR Partners III, L.P.'s general partner interests to Nichols and
(ii) the appointment of Nichols as successor Managing General Partner of the Registrant. Pursuant to the consent solicitation, Nichols received the consent of limited partners of the Registrant holding 4,877 units of the 9,685 issued and outstanding units of limited partnership issued by the Registrant ("Units"). As a result, effective as of July 21, 1999, Nichols acquired Hoyt's and SIR Partners' general partnership interest and is the Registrant's sole General Partner.

Nichols is a Missouri corporation, the owner of which is MJS Associates, Inc., a Missouri corporation ("MJS"). Nichols has three directors: David L. Johnson, John W. Alvey and Daniel W. Pishny. Christine A. Robinson is Nichols' President, and Mr. Pishny and Mr. Alvey are Nichols' Vice President and Secretary/Treasurer, respectively. Nichols was formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and real estate syndications. Currently, Nichols' sole business is acting a general partner of the Registrant. Prior to January, 1998, Nichols was a wholly-owned subsidiary of the J.C. Nichols Company. In January, 1998, MJS acquired all the issued and outstanding shares of common stock of Nichols from the J.C. Nichols Company. Besides its ownership of stock of Nichols and other real estate companies, MJS oversees construction relating to the rehabilitation of properties, but has no employees. David L. Johnson is the principal shareholder and an officer and director of MJS.

Item 13. Certain Relationships and Related Transactions.

See  Item  14(a)(1)(vii),   Notes  to  Financial  Statements,   Note  5  to  the
accompanying Consolidated Financial Statements.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following Financial Statements of Secured Investment Resources Fund, L.P. III, accompany this report:

SECURED INVESTMENT RESOURCES FUND, L.P. III


          (i) Independent Accountants' Report

         (ii) Independent Auditor's Report

        (iii) Consolidated  Balance Sheets - December 31, 1999
              and 1998

         (iv) Consolidated Statements of Income -
              Years Ended December 31, 1999,
              1998, and 1997

          (v) Consolidated Statements of Changes in Partners' Deficit Years Ended December 31,
              1999, 1998, and 1997

         (vi) Consolidated Statements of Cash Flows -
              Years Ended December 31, 1999,
              1998, and 1997

        (vii) Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are part of this report:

          (i) Report of Independent Accountants on Financial Statement Schedules

         (ii) Schedule II - Allowance For Doubtful Accounts Information

        (iii) Schedule III - Real Estate and Accumulated Depreciation


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

     (3)           (a)  Amended and Restated Agreement
                        of Limited Partnership. (iii)

                   (b)  Certificate of Limited
                        Partnership. (i)

     (4)           (a)  Form of Subscription Agreement. (iii)

                   (b)  Form of Certificate evidencing units. (i)

    (10)           (a) Property Management Agreement as Amended  (ii)

                   (b) Management Agreement between the Partnership and Maxus
                       Properties, Inc.

                   (c) Escrow Agreement between the Partnership and The Mission
                       Bank. (i)

                   (d) Real Estate Contract of Sale for the Brywood Hills
                       Apartments. (iv)

                   (e) Real Estate Contract of Sale for The Greenhills Bicycle
                       Club (formerly Candlewyck Apartments). (v)

                   (f) Deed of Trust and Promissory Notes for Greenhills Bicycle Club (formerly Candlewyck Apartments). (vi)

                   (g) Deed of Trust and Promissory Notes for Brywood Hills Apartments. (vi)

    (16)           (a)  Letter regarding change in certifying accountant. (vi)

    (25)           (a)  Power of Attorney. (i)

    (27)           (a)  Secured Investment Resources Fund, L.P.  III   Financial
                        Data Schedule at December 31, 1999 and for the year then ended.

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

(vi) Previously filed as an exhibit to an annual report on Form 10-K dated December 31, 1998 which exhibit and Form is incorporated herein by reference.

(vii) Previously filed as an exhibit to a current report on Form 8-K (Amendment No.1) dated December 1, 1998 which exhibit and Form is incorporated herein by reference.

(b)    Report of Form 8-K filed during the fourth quarter.

        None
                                       16

(c)    See Exhibit Index contained herein.

(d)    See (a)(2) above.






              (the remainder of this page left blank intentionally)

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

                                       Secured Investment Resources
                                       Fund, L.P., III, a Missouri limited
                                       partnership (Registrant)

Date: March 30, 2000               By: Nichols Resources, Ltd., its
                                       general partner

                                   By: /s/ Christine A. Robinson
                                           Christine A. Robinson
                                           President

Pursuant to the requirements of the Securities Exchanged Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ David L. Johnson        Director of Nichols              March 30, 2000
David L. Johnson            Resources, Ltd., a
                            corporate general partner
                            of the Registrant

/s/ John W. Alvey           Director of Nichols              March 30, 2000
John W. Alvey               Resources, Ltd., a
                            corporate general partner
                            of the Registrant

/s/ Daniel W. Pisny         Director of Nichols              March 30, 2000
Daniel W. Pishny            Resources, Ltd., a
                            corporate general partner
                            of the Registrant

                   Secured Investment Resources Fund, L.P. III
                                 (A Partnership)

            Accountants' Report and Consolidated Financial Statements

                           December 31, 1999 and 1998


                                   [BKD LOGO]

                                      BKD
                             Baird, Kurtz & Dobson

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                           Page
INDEPENDENT ACCOUNTANTS' REPORT

     Baird, Kurtz and Dobson................................................F-3

     BDO Seidman, LLP.......................................................F-4

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets.........................................................F-5
     Statements of Operations...............................................F-6
     Statements of Changes in Partners' Deficit.............................F-7
     Statements of Cash Flows...............................................F-8
     Notes to Financial Statements..........................................F-9

                         Independent Accountants' Report


The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri


   We have audited the consolidated balance sheets of SECURED INVESTMENT RESOURCES FUND, L.P. III (A Partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURED INVESTMENT RESOURCES FUND, L.P. III (A Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/Baird, Kurtz and Dobson

Kansas City, Missouri
January 19, 2000

Report of Independent Certified Public Accountants


The Partners
Secured Investment Resources Fund, L.P. III
Mission, Missouri

         We have audited the consolidated statements of operations, partnership deficit and cash flows for the year ended December 31, 1997, of Secured Investment Resources Fund, L.P. III. We have also audited the financial statement schedules for the year ended December 31, 1997. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and their cash flows of Secured Investment Resources Fund, L.P. III for the year then ended, in conformity with generally accepted accounting principles.

         Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                                     /s/ BDO Seidman, LLP

St. Louis, Missouri
February 6, 1998

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                     (in thousands, except unit information)

                                     ASSETS

                                                       1999       1998
                                                     -------    -------
INVESTMENT PROPERTIES                                $ 6,885    $ 7,220
                                                     -------    -------
RESTRICTED DEPOSITS                                      117        155
                                                     -------    -------
CASH                                                     358        130
                                                     -------    -------
OTHER ASSETS
     Rent receivables                                     --          2
     Prepaid expenses and deposits                        27         20
     Debt issuance costs, less accumulated
        amortization of $316 in 1999 and
        $253 in 1998                                     100        163
                                                     -------    -------
                                                         127        185
                                                     -------    -------
                                                     $ 7,487    $ 7,690
                                                     =======    =======

                       LIABILITIES AND PARTNERS' DEFICIT

                                                        1999       1998
                                                     -------    -------
Mortgage payable                                     $ 7,895    $ 7,963
Accounts payable and accrued expenses                     69         48
Accrued management fees - General Partner                 16         18
Accrued interest                                          59         60
Unearned revenue                                           4         25
Tenant security deposits                                  73         71
                                                     -------    -------
                                                       8,116      8,185
                                                     -------    -------
PARTNERS' DEFICIT
     General Partner (4 units authorized
         and outstanding)
              Capital contributions                        2          2
              Partnership deficit                        (45)       (44)
                                                     -------    -------
                                                         (43)       (42)
                                                     -------    -------
     Limited Partners (60,000 units authorized;
         9,685 units outstanding)
              Capital contributions                    3,915      3,915
              Partnership deficit                     (4,501)    (4,368)
                                                     -------    -------
                                                        (586)      (453)
                                                     -------    -------
                                                        (629)      (495)
                                                     -------    -------
                                                     $ 7,487    $ 7,690
                                                     =======    =======

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

              (in thousands, except unit and per unit information)

                                                  1999       1998       1997
                                               -------    -------    -------
REVENUES
     Rents                                     $ 1,865    $ 1,869    $ 2,692
     Other income                                  117         76         47
                                               -------    -------    -------
                                                 1,982      1,945      2,739
                                               -------    -------    -------
OPERATING AND ADMINISTRATIVE
     EXPENSES
         Property operating expenses               611        537        895
         General and administrative expenses       158        180        298
         Professional fees                          78        133         92
         Management fees                           116        113        137
         Depreciation and amortization             451        437        605
                                               -------    -------    -------
                                                 1,414      1,400      2,027
                                               -------    -------    -------
OPERATING INCOME                                   568        545        712
                                               -------    -------    -------
OTHER INCOME (EXPENSE)
     Interest expense                             (713)      (741)    (1,112)
     Interest income                                11         14        196
                                               -------    -------    -------
                                                  (702)      (727)      (916)
                                               -------    -------    -------
NET LOSS BEFORE EXTRAORDINARY ITEM                (134)      (182)      (204)

EXTRAORDINARY ITEM
     Gain on extinguishment of debt                 --        976         --

NET INCOME (LOSS)                              $  (134)   $   794    $  (204)
                                               =======    =======    =======
ALLOCATION OF INCOME (LOSS)
     General Partner                           $    (1)   $     8    $    (2)
     Limited Partners                             (133)       786       (202)
                                               -------    -------    -------
                                               $  (134)   $   794    $  (204)
                                               =======    =======    =======
PARTNERSHIP INCOME (LOSS) PER
     LIMITED PARTNERSHIP UNIT
     BEFORE EXTRAORDINARY ITEM                 $(13.69)   $(18.61)   $(20.87)
                                               =======    =======    =======
PARTNERSHIP INCOME (LOSS) PER
     LIMITED PARTNERSHIP UNIT                  $(13.69)   $ 81.18    $(20.87)
                                               =======    =======    =======

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                         General        Limited
                                        Partners       Partners        Total
                                        --------       --------        -----

PARTNERS' DEFICIT, JANUARY 1, 1997      $    (48)      $  (1,037)   $  (1,085)

     Partnership loss                         (2)           (202)        (204)
                                        ---------      ----------   ----------

PARTNERS' DEFICIT, DECEMBER 31, 1997         (50)         (1,239)      (1,289)

     Partnership income                        8             786          794
                                        --------       ---------    ---------

PARTNERS' DEFICIT, DECEMBER 31, 1998         (42)           (453)        (495)

     Partnership loss                         (1)           (133)        (134)
                                        ---------      ----------   ----------

PARTNERS' DEFICIT, DECEMBER 31, 1999    $    (43)      $    (586)   $    (629)
                                        =========      ==========   ==========

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)


                                                                       1999       1998       1997
                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $  (134)   $   794    $  (204)
     Items not requiring (providing) cash:
        Depreciation and amortization                                   451        437        605
        Extraordinary item                                               --       (976)        --
        Gain on sale of assets                                           --         --       (115)
     Changes in:
        Rent and other receivables                                        2         --         (2)
        Prepaid expenses and deposits                                    (7)        --         (1)
        Accounts payable and accrued expenses                            19         (1)        56
        Unearned revenue                                                (21)        13        (16)
        Accrued interest                                                 (1)       (11)      (386)
        Tenant security deposits                                          2        (12)         4
                                                                    -------    -------    -------
              Net cash provided by (used in) operating activities       311        244        (59)
                                                                    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Repayments from related parties                                     --        107         --
     Net change in restricted deposits                                   38        (72)       (59)
     Proceeds from sale of assets                                        --         --      1,083
     Income on investments                                               --         --        (71)
     Purchase of property and equipment                                 (53)      (147)       (66)
                                                                    -------    -------    -------
              Net cash provided by (used in) investing activities       (15)      (112)       887
                                                                    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                               (68)      (262)      (587)
     Cash payments on foreclosure                                        --        (57)        --
     Note receivable from related parties                                --         --         (7)
                                                                    -------    -------    -------
              Net cash used in financing activities                     (68)      (319)      (594)
                                                                    -------    -------    -------
INCREASE (DECREASE) IN CASH                                             228       (187)       234

CASH, BEGINNING OF YEAR                                                 130        317         83
                                                                    -------    -------    -------
CASH, END OF YEAR                                                   $   358    $   130    $   317
                                                                    =======    =======    =======

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
              (in thousands, except unit and per unit information)


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   Secured Investment Resources Fund, L.P. III (Partnership) is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. The Partnership invested in two apartment complexes in the Metropolitan Kansas City, Missouri area. It extends unsecured credit, subject to security deposits, to its tenants. Tenant leases are generally subject to annual renewals. The General Partner's and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. At such point in time cash distributions to the Limited Partners equal their original invested capital plus interest at a rate of the greater of 12% (14% for those investors who subscribed for units on or before 90 days after December 7, 1988) or the increase in the Consumer Price Index per annum, cumulative non-compounded on their adjusted invested capital, net income or loss will be allocated 15% to the General Partner and 85% to the Limited Partners. Upon dissolution of the Partnership, the General Partner must have a capital account greater than or equal to 1.01% of the original invested capital. If a deficiency exists, the General Partner will be required to fund the necessary amounts. Effective January 7, 1998, one of the two apartment complexes was foreclosed by the mortgage holder (see Note 6).

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

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
              (in thousands, except unit and per unit information)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

   Depreciation and amortization methods and lives are as follows:

                                   Estimated
                                  Useful Life         Method
                                  -----------         ------
Building and land improvements     30 years        Straight-line
Equipment                           5 years        Straight-line

   Debt issue costs are being amortized over the lives of the related mortgage note using a method that approximates the interest method. Amortization expense was $63, $63 and $76 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Future Changes in Accounting Principle

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for Secured Investment Resources Fund, L.P. III's fiscal year ending December 31, 2001. Because Secured Investment Resources Fund, L.P. III does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
              (in thousands, except unit and per unit information)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

Reclassifications

   Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the previously reported net income (loss) or partners' deficit.

NOTE 2:  INVESTMENT PROPERTIES

   Major classifications of investment properties, stated at cost, are as follows:

                                      1999       1998
                                     ------------------
Greenhills Bicycle Club Apartments   $11,246   $11,193
Office Equipment                          12        12
                                     -------   -------
                                      11,258    11,205
Less accumulated depreciation          4,373     3,985
                                     -------   -------

                                     $ 6,885   $ 7,220
                                     =======   =======

   Depreciation expense was $388, $374 and $542 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 3:  MORTGAGE PAYABLE
                                                   1999     1998
                                              ---------   ------
Real Estate Mortgage:
     Greenhills Bicycle Club Apartments (A)   $   7,895   $7,963
                                              =========   ======

   (A) Mortgage payable, bank, original balance of $8,100, payable in monthly installments of $65 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

   The carrying value for the above mortgage payable approximates fair value.

   Aggregate annual maturities of long-term debt at December 31, 1999 are as follows:

                  2000             $      75
                  2001                 7,820
                                   ---------
                                   $   7,895
                                   =========

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
              (in thousands, except unit and per unit information)


NOTE 4:  LAND LEASE

   The Partnership entered into a land lease agreement for the land underlying the KC Club Apartments for a term of 20 years. The lease payments for years 1 to 15 were calculated at 50% of that year's net operating income from the leased premises in excess of an ascending scale from $650 to $800. During years 16 to 20, the annual lease payments were 10% of the land's then appraised value. For the year ended December 31, 1997, the net operating income did not exceed the land lease requirements, which resulted in no lease payments. The property was lost to foreclosure on January 7, 1998 and the lease was effectively terminated.

   The Partnership invested $500 (held as a Certificate of Accrual with a market value of $1,037 as of December 31, 1996) which was pledged as collateral until the property's net operating income achieved the level of 120% of the debt service on the first mortgages for a consecutive 24-month period or May 31, 2004, whichever was earlier. The Certificate of Accrual was sold on August 1, 1997 for $1,083. The proceeds were used to pay $553 of accrued interest and $530 of principal on the KC Club Apartments.

NOTE 5:  RELATED PARTY TRANSACTIONS

   Through  December 31, 1998,  SPECS,  Inc.,  a  corporation  in which a former
General Partner had a 100% interest, received property management fees for providing property management services. SPECS, Inc. also performed various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                                               1998           1997
                                             ---------------------
     Property management fee                 $   95          $ 137
     Professional services                       17             43
                                             ---------      ------
                                             $  112          $ 180
                                             =========      ======

   On January 1, 1999, the Partnership entered into a new property management agreement with Maxus Properties, Inc. (Maxus), an affiliate of the current general partner, Nichols Resources, Ltd ("Nichols"). The sole shareholder of Nichols is MJS Associates, Inc. ("MJS"), a Missouri corporation. David L. Johnson is the principal shareholder and an executive officer and director of MJS. David L. Johnson is also the majority shareholder and an executive officer and director of Maxus. Under this agreement, Maxus provides management and other services for the Partnership similar to those services described above. Maxus receives a management fee of 5% of the monthly gross receipts, as defined in the agreement. Management fees totaled $100 for the year ended December 31, 1999.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
              (in thousands, except unit and per unit information)

NOTE 5:  RELATED PARTY TRANSACTIONS (Continued)

   The General Partner is also entitled to receive a Partnership Management Fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. Partnership management fees amounted to $16 and $18 for the years ended December 31, 1999 and 1998, respectively. There was no partnership management fee due for the year ended December 31, 1997.


NOTE 6:  EXTRAORDINARY ITEM

   During the year ended December 31, 1998, the Partnership realized a gain of $976 as the result of the foreclosure by the mortgage holder on KC Club Apartments and the related debt forgiveness (see Note 1), and the exercise of an option to pay off the second mortgage related to the Greenhills Bicycle Club Apartments.

   Under the terms of the foreclosure, net assets with a net book value of $3,143 were surrendered to the KC Club mortgage holder and the Partnership was relieved of the mortgage obligation amounting to $3,922. The resulting gain amounted to $779.

   Under the exercise of the option, the Partnership settled the obligation (remaining principal balance of $397) for $200, resulting in a $197 gain.


NOTE 7:  CASH DISTRIBUTIONS

   No distributions have been made to the general or limited partners since July 1990. Future distributions, if any, will be made from excess cash flow not needed for capital improvement or working capital purposes.


NOTE 8:  ADDITIONAL CASH FLOWS INFORMATION

                                                     1999       1998        1997
                                                     ----       ----        ----
Non-Cash Investing and Financing Activities

     Net assets surrendered in exchange for debt
         forgiveness in foreclosure transaction        --    $  3,143         --

Additional Cash Payment Information

     Interest paid                                $   714         741   $  1,498

                        Report of Independent Accountants
                         on Financial Statement Schedule


The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri

   In connection with our audits of the consolidated financial statements of Secured Investment Resources Fund, L.P. III for the years ended December 31, 1999 and 1998, we have also audited the information in the following financial statement schedules for the years ended December 31, 1999 and 1998. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic consolidated financial statements.

   In our opinion, the 1999 and 1998 consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              /s/ Baird, Kurtz and Dobson

Kansas City, Missouri
January 19, 2000

                  SECURED INVESTMENT RESOURCES FUND, L.P. III

                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                DECEMBER 31, 1999
                     (in thousands, except unit information)




                       Balance at                   Bad Debt Write    Balance at
                      Beginning of     Charged to   Offs Deducted        End
                         Period        Operations   From Allowance    of Period


For Years Ended
    December 31,


         1997          $   12          $   62         $     58         $    16

         1998              16              30               46              --

         1999              --              46               46              --

                  Secured Investment Resource Fund , LP III

             Schedule III - Real Estate & Accumulated Depreciation

                               December 31, 1999
                     (in thousands, except unit information)

                                                          Initial Cost to Partnership   (a)
                                                       --------------------------------------
                                                                 Building &         Furniture
                                   Encumbrances        Land      Improvement        Equipment
                                   ------------        ----      -----------        ---------
Garden Apartments:

       KC Club Apartments              3,922             0           4,776             295
       Kansas City, MO

       Green Hills Bicycle Club        8,422           431           9,988             833
       Kansas City, MO

Other Equipment                            0             0               0               0
                                     -------       -------         -------          ------
       TOTAL                          12,344           431          14,764           1,128
                                     =======       =======         =======          ======

                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                    ------------------------------------------------------
                                             Building &     Furniture              Accumulated      Date       Depreciation
                                    Land    Improvements    Equipment    Total    Depreciation    Acquired         Life
                                    ----    ------------    ---------    -----    ------------    --------         ----
Garden Apartments:

       KC Club Apartments             0            0             0           0           0        06/30/89      30 Yrs (1)
       Kansas City, MO                                                                                           5 Yrs (2)

       Green Hills Bicycle Club     407        9,655         1,184      11,246       4,361        10/27/89      30 Yrs (1)
       Kansas City, MO                                                                                           5 Yrs (2)

Other Equipment                       0           0             12         12           12                       5 Yrs (2)
                                    ---        -----         -----      ------       -----
       TOTAL                        407        9,655         1,196      11,258       4,373
                                    ===        =====         =====      ======       =====

(1) Estimated  useful life of buildings

(2) Estimated  useful life of furniture and fixtures

NOTES:

(a) The initial cost to the Partnership represents the original purchase price of the properties, including $206 and $146 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.

(b) Receipts received under the terms of certain guarantee agreement are recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

                   Secured Investment Resource Fund , LP III

                               December 31, 1997

(c) reconciliation of Real Estate Owned:

                                                        Buildings &     Furniture &
                                  Total        Land     Improvement      Equipment
                                  ------       ----     -----------     -----------
Balance at January 1, 1997        16,042        407         14,163        1,472
       Additions during year:
         Improvements                 66          0             21           45
                                  ------        ---         ------        -----
Balance at December 31, 1997      16,108        407         14,184        1,517
       Additions during year:
         Improvements                147          0             62           85
         Disposition              (5,050)         0         (4,641)        (409)
                                  ------        ---         ------        -----
Balance at December 31, 1998      11,205        407          9,605        1,193
       Additions during year:
         Improvements                 53          0             50            3
                                  ------        ---         ------        -----
Balance at December 31, 1999      11,258        407          9,655        1,196
                                  ======        ===         ======        =====

(d) Reconciliation of Accumulated Depreciation:


Balance at  January 1, 1997        4,732          0          3,448        1,284
       Additions during year:
         Depreciation Expenses       542        ---            463           79
                                  ------       ----         ------       ------
Balance at December 31, 1997       5,274          0          3,911        1,363
       Additions during year:
         Depreciation Expenses       373        ---            328           45
         Disposition              (1,662)       ---         (1,315)        (347)
                                  ------       ----         ------       ------
Balance at December 31, 1998       3,985          0          2,924        1,061
       Additions during year:
         Depreciation Expenses       388          0            341           47
                                  ------       ----         ------       ------
Balance at December 31, 1999       4,373          0          3,265        1,108
                                  ======       ====         ======       ======

(e) The total gross amount of real estate at January 1, 1997 includes $567 of acquisition fees paid to affiliates.