Form 10QSB
period 2000-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 2000-05-05
CIK 839638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ To _____________________

Commission file number                        33-24235


                   SECURED INVESTMENT RESOURCES FUND, L.P. III
        (Exact name of small business issuer as specified in its charter)


         Missouri                                       48-6291172
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


100 Main St., Ste 2100 Kansas City, Missouri                             64105
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (816) 421-4670

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                   SECURED INVESTMENT RESOURCES FUND, L.P. III

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Balance Sheet                                                       3-4
         Statements of Operations                                              5
         Statements of Cash Flows                                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                      9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    10
ITEM 2.  CHANGES IN SECURITIES                                                10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10
ITEM 5.  OTHER INFORMATION                                                    10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     10

SIGNATURES                                                                    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  March 31, 2000

ASSETS:

INVESTMENT PROPERTIES                                              $  6,802,000

RESTRICTED DEPOSITS                                                     117,000

CASH                                                                    451,000

OTHER ASSETS
   Rents and other receivables                                               --
   Prepaid expenses, deposits and other                                  36,000
   Debt issuance costs, net of accumulated
      amortization of $332,000 in 2000                                   84,000
                                                                         ------

           TOTAL ASSETS                                            $  7,490,000
                                                                      =========

See notes to consolidated financial statements.

                  SECURED INVESTMENT RESOURCES FUND, L.P. III
                CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONT'D

                                                                  March 31, 2000

LIABILITIES AND PARTNERS' DEFICIT

   Mortgage payable                                                $  7,876,000
   Accounts payable and accrued expenses                                 82,000
   Accrued management fees - General Partners                            22,000
   Accrued Interest                                                      60,000
   Unearned revenue                                                       2,000
   Tenant security deposits                                              74,000
                                                                         ------
     TOTAL LIABILITIES                                                8,116,000
                                                                      ---------


PARTNERS' DEFICIT

   General Partners (4 units authorized and outstanding)
       Capital contributions                                              2,000
       Partnership deficit                                              (45,000)
                                                                        -------
                                                                        (43,000)
                                                                        -------

   Limited Partners (60,000 units authorized;
     9,685 units outstanding)
       Capital contribution                                           3,915,000
       Partnership deficit                                           (4,498,000)
                                                                     ----------
                                                                       (583,000)
                                                                       --------

   TOTAL PARTNERS' DEFICIT                                             (626,000)
                                                                       --------

   TOTAL LIABILITIES & PARTNERS' DEFICIT                           $  7,490,000
                                                                      =========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                             March 31,           March 31,
                                                2000               1999

REVENUES
   Rents                                  $   496,000         $   442,000
   Other Income                                25,000              19,000
                                               ------              ------
                                              521,000             461,000
                                             --------             -------

OPERATING AND ADMINISTRATIVE EXPENSES
   Property operating expenses                132,000             117,000
   General and administrative expenses         45,000              38,000
   Professional fees                           22,000              29,000
   Management fees                             32,000              30,000
   Depreciation and amortization              113,000             112,000
                                            ---------            --------
                                              344,000             326,000
                                            ---------            --------

   NET OPERATING INCOME                       177,000             135,000
                                              -------            --------

NON-OPERATING INCOME (EXPENSES)
   Interest expense                         (178,000)           (178,000)
   Interest income                             4,000               1,000
                                          ------------        ----------
                                            (174,000)           (177,000)
                                           ----------          ---------

NET INCOME (LOSS)                         $     3,000         $  (42,000)
                                          ===========          ==========

ALLOCATION OF INCOME (LOSS)
   General Partner                               ----               ----
   Limited Partners                       $     3,000         $  (42,000)
                                             --------         ----------

Partnership income (loss) per
   limited partnership unit                     $ .31            $ (4.34)
                                                =====           =========

See notes to consolidated financial statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                              March 31      March 31
                                                                2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   3,000    $ (42,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                          113,000      112,000
     Changes in assets and liabilities:
       Rent and other receivables                                  --        2,000
       Prepaid expenses, deposits and other                    (9,000)      (7,000)
       Accounts payable and accrued expenses                   19,000       44,000
       Accrued interest                                         1,000         --
       Unearned revenue                                        (2,000)     (21,000)
       Tenant security deposits                                 1,000       (2,000)
                                                            ---------    ---------
     Net cash provided by operating activities                126,000       86,000
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and improvement to investment
     property                                                 (15,000)     (15,000)
   Restricted Reserve Funds                                      --         41,000
                                                            ---------    ---------
     Net cash provided by (used in) investing activities      (15,000)      26,000
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                       (18,000)     (16,000)
                                                            ---------    ---------
     Net cash (used in) financing activities                  (18,000)     (16,000)
                                                            ---------    ---------

INCREASE IN CASH AND                                           93,000       96,000
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                  358,000      130,000
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 451,000    $ 226,000
                                                            =========    =========


See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2--MORTGAGES PAYABLE

Non-recourse mortgage debt consists of the following:

                                                          March 31,
                                                            2000
Real Estate Mortgages:
Greenhills Bicycle Club Apartments                       $7,876,000


Interest expense totaled $178,000 and $178,000 during the first three months of 2000 and 1999, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P. III
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 2--MORTGAGES PAYABLE--CONT'D.

Mortgage payable, bank, original balance of $8,100,000 payable in monthly installments of $65,000 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

The carrying value for the above mortgage payable approximates fair value.

NOTE 3--RELATED PARTY TRANSACTIONS

Maxus Properties, Inc. receives property management fees of 5% of the monthly gross receipts for providing property management services. Maxus Properties, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-Q and 10-K preparation and investor services.

Amounts paid by the Partnership to Maxus Properties, Inc. are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            2000         1999
                                                            ----         ----
        Property Management Fee                            26,000       25,000
        Partnership Management Fee                          6,000        5,000

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred $6,000 of expense through March 31, 2000 for the partnership management fees. The Partnership incurred partnership management fee expense of $5,000 for the three months ended March 31, 1999.

NOTE 4--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

NOTE 5 -- ADDITIONAL CASH FLOW INFORMATION

Additional Cash Payment Information                         Three Months Ended
                                                                March 31,
                                                          2000             1999
                                                          ----             ----

     Interest Paid                                      177,000          179,000

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements.

Results of Operations

Total revenues for the first three months of 2000 increased $60,000 (13.1%) when compared to the same period in 1999. The majority of the increase is due to an increase in rental income of $54,000. The increase is primarily due to an increase in occupancy that resulted in $29,000 of increased rental revenue. An additional $27,000 was due to increased rental rates and decreased rent concessions.

Property operating expenses for the first three months of 2000 increased $15,000 (12.7%) compared to the same period in 1999. Of the total increase, $13,000 was due to an increase in repairs and maintenance expense.

Professional service expense decreased $7,000 (23.7%) compared to the first three months of 1999. The majority of the decrease in fees was due to a decrease in accounting and legal fees. Accounting and legal fees were higher in 1999, due to the final transition in management of the Partnership, which occurred during 1998 and 1999.

Management fee expense for the first three months increased by $2,000 (5.5%) compared to the same period in 1999. The increase was due to increased rental revenue.

Liquidity and Capital Resources

During the first three months of 2000, $126,000 of cash was provided by operations and $15,000 was used for investing activities, which consisted of purchases of and improvements to investment property. $18,000 was used for financing activities, which consisted of principal payments on long term debt.

Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 2000 cash flow from operations will remain consistent because of strong occupancy and stabilized expenses.

The General Partners have determined it prudent not to reestablish the cash distributions until such time that adequate working capital and capital improvements reserves are in place.

PART II. OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None

          Item 2.   CHANGES IN SECURITIES

                    None

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    None.

          Item 5.   OTHER INFORMATION

                    None

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

                                         Date: May 5, 2000