Form 10QSB
period 2000-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 2000-08-14
CIK 839638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarter period ended      June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ To  _____________________

Commission file number              33-24235


                   SECURED INVESTMENT RESOURCES FUND, L.P. III
        (Exact name of small business issuer as specified in its charter)


         Missouri                                      48-6291172
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri             64116
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (816) 303-4500


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

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Balance Sheet                                                       3-4
         Statements of Operations                                              5
         Statements of Cash Flows                                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                      9

PART II - OTHER INFORMATION                                                   10

ITEM 1.  LEGAL PROCEEDINGS                                                    10
ITEM 2.  CHANGES IN SECURITIES                                                10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10
ITEM 5.  OTHER INFORMATION                                                    10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     10


SIGNATURES                                                                    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   June 30, 2000


ASSETS:

INVESTMENT PROPERTIES                                               $  6,723,000

RESTRICTED DEPOSITS                                                      119,000

CASH                                                                     550,000

OTHER ASSETS
   Rents and other receivables                                          --------
   Prepaid expenses, deposits and other                                   44,000
   Debt issuance costs, net of accumulated
      amortization of $347,000                                            68,000
                                                                        --------

           TOTAL ASSETS                                             $  7,504,000
                                                                     ===========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONT'D

                                                                  June 30, 2000

LIABILITIES AND PARTNERS' DEFICIT

   Mortgage payable                                                $  7,858,000
   Accounts payable and accrued expenses                                 92,000
   Accrued management fees - General Partners                            13,000
   Accrued Interest                                                      60,000
   Unearned revenue                                                       5,000
   Tenant security deposits                                              80,000
                                                                    -----------
     TOTAL LIABILITIES                                                8,108,000
                                                                    -----------

PARTNERS' DEFICIT

   General Partners (4 units authorized and outstanding)
       Capital contributions                                              2,000
       Partnership deficit                                              (45,000)
                                                                       --------
                                                                        (43,000)
                                                                       --------
   Limited Partners (60,000 units authorized;
     9,685 units outstanding)
       Capital contribution                                           3,915,000
       Partnership deficit                                           (4,476,000)
                                                                    -----------
                                                                       (561,000)
                                                                    -----------
   TOTAL PARTNERS' DEFICIT                                             (604,000)
                                                                    -----------
   TOTAL LIABILITIES & PARTNERS' DEFICIT                          $   7,504,000
                                                                    ===========


See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                June 30,     June 30,        June 30,        June 30
                                                 2000          1999            2000            1999
REVENUES
   Rents                                     $  503,000    $  448,000      $   999,000    $   890,000
   Other Income                                  43,000        24,000           68,000         43,000
                                              ---------     ---------      -----------      ---------
                                                546,000       472,000        1,067,000        933,000
                                               --------      --------        ---------       --------
OPERATING AND ADMINISTRATIVE EXPENSES
   Property operating expenses                  148,000       129,000          280,000        246,000
   General and administrative expenses           45,000        37,000           90,000         75,000
   Professional fees                             10,000        26,000           32,000         55,000
   Management fees                               35,000        27,000           67,000         57,000
   Depreciation and amortization                113,000       113,000          226,000        225,000
                                              ---------      --------          -------        -------
                                                351,000       332,000          695,000        658,000
                                              ---------      --------          -------        -------
   NET OPERATING INCOME                         195,000       140,000          372,000        275,000
                                              ---------      --------          -------        -------
NON-OPERATING INCOME (EXPENSES)
   Interest expense                            (177,000)     (179,000)        (355,000)      (357,000)
   Interest income                                4,000         3,000            8,000          4,000
                                              ---------     ---------        ---------       --------
                                               (173,000)     (176,000)        (347,000)      (353,000)
                                              ---------     ---------        ---------       --------
NET INCOME (LOSS)                         $      22,000    $  (36,000)     $    25,000     $  (78,000)
                                              ==========    ==========       =========       ========
ALLOCATION OF INCOME (LOSS)
   General Partner                                  --         (1,000)             --          (1,000)
   Limited Partners                           $  22,000    $  (35,000)     $    25,000        (77,000)
                                               --------    ----------        ---------       --------
Partnership income (loss) per
   limited partnership unit                      $ 2.27       $ (3.61)          $ 2.58       $ (7.95)
                                                 ======       =======           ======        =======


See notes to consolidated financial statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                              June 30,     June 30,
                                                               2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $  25,000    $ (78,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                         226,000      225,000
     Changes in assets and liabilities:
       Rent and other receivables                               --        (13,000)
       Prepaid expenses, deposits and other                  (17,000)      10,000
       Accounts payable and accrued expenses                  20,000       22,000
       Accrued interest                                        1,000         --
       Unearned revenue                                        1,000      (18,000)
       Tenant security deposits                                7,000        7,000
                                                           ---------    ---------
     Net cash provided by operating activities               263,000      155,000
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and improvement to investment
     property                                                (32,000)     (22,000)
   Restricted Reserve Funds                                   (2,000)      40,000
                                                           ---------    ---------
     Net cash provided by (used in) investing activities     (34,000)      18,000
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                      (37,000)     (34,000)
                                                           ---------    ---------
     Net cash used in financing activities                   (37,000)     (34,000)
                                                           ---------    ---------

INCREASE IN CASH AND                                         192,000      139,000
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                 358,000      130,000
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 550,000    $ 269,000
                                                           =========    =========


See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2--MORTGAGES PAYABLE

Non-recourse mortgage debt consists of the following:

                                                June 30,
                                                 2000
Real Estate Mortgages:
Greenhills Bicycle Club Apartments            $7,858,000


Interest expense totaled $355,000 and $357,000 during the first six months of 2000 and 1999, respectively.

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

Amounts paid by the Partnership to Maxus Properties, Inc. are as follows:

                                               Six Months Ended
                                                  June 30,
                                            2000           1999
                                            ----           ----

        Property Management Fee         $  54,000         50,000
        Partnership Management Fee         13,000          7,000


The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred $13,000 of expense through June 30, 2000 for the partnership management fees. The Partnership incurred partnership management fee expense of $7,000 for the six months ended June 30, 1999.

NOTE 4--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

NOTE 5 -- ADDITIONAL CASH FLOW INFORMATION

Additional Cash Payment Information
                                                   Six Months Ended
                                                        June 30,
                                                2000              1999
                                               ------            ------
     Interest Paid                      $     354,000           358,000

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


Results of Operations

Total revenues for the first six months ended June 30, 2000 increased by $134,000 (14.4%) when compared to the same period in 1999. The increase is primarily due to an increase in rental income of $37,000, a decrease in vacancy loss of $64,000, and a increase in other income of $20,000.

Property operating expenses for the first six months of 2000 increased $34,000 (13.8%) compared to the same period in 1999. The increase is primarily due to an increase in repairs and maintenance of $25,000 and real estate taxes of $8,000.

General and administrative expenses increased by $15,000 (20.0%) compared to the first six months of 1999. Of the total increase, $10,000 relates to an increase in office payroll and the remainder was due to increases in a number of expense categories, none of which was significant.

Professional service expenses for the first six months ended June 30, 2000 decreased $23,000 (41.8%) compared to the same period in 1999. The majority of the decrease in fees was due to a decrease in accounting and legal fees of $13,000 and $8,000, respectively. Accounting and legal fees were higher in 1999, due to the final transition in management of the Partnership, which occurred during 1998 and 1999.


Liquidity and Capital Resources

During the first six months of 2000, $263,000 of cash was provided by operations, $34,000 was used for investing activities, which consisted of purchases of and improvements to investment property. $37,000 was used for financing activities, which consisted of principal payments on long term debt.

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

                                     Date: August 14, 2000