Form 10QSB
period 2000-09-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 2000-11-02
CIK 839638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarter period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ To _______________________

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

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Balance Sheet                                                      3-4
         Statements of Operations                                             5
         Statements of Cash Flows                                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                     9

PART II - OTHER INFORMATION                                                  10

ITEM 1.  LEGAL PROCEEDINGS                                                   10
ITEM 2.  CHANGES IN SECURITIES                                               10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10
ITEM 5.  OTHER INFORMATION                                                   10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10


SIGNATURES                                                                   11
                                        2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                         September 30,
                                                              2000

ASSETS:

INVESTMENT PROPERTIES                                   $  6,652,000

RESTRICTED DEPOSITS                                          119,000

CASH                                                         622,000

OTHER ASSETS
   Rents and other receivables                                 -----
   Prepaid expenses, deposits and other                       21,000
   Debt issuance costs, net of accumulated
      amortization of $363,000                                53,000
                                                            --------

           TOTAL ASSETS                                 $  7,467,000
                                                           =========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                 CONSOLIDATED BALANCE SHEET (UNAUDITED) - CONT'D

                                                                   September 30,
                                                                       2000

LIABILITIES AND PARTNERS' DEFICIT

   Mortgage payable                                               $  7,839,000
   Accounts payable and accrued expenses                               101,000
   Accrued management fees - General Partners                           19,000
   Accrued Interest                                                     60,000
   Unearned revenue                                                      2,000
   Tenant security deposits                                             75,000
                                                                   -----------
     TOTAL LIABILITIES                                               8,096,000
                                                                   -----------


PARTNERS' DEFICIT

   General Partners (4 units authorized and outstanding)
       Capital contributions                                             2,000
       Partnership deficit                                             (45,000)
                                                                       -------
                                                                       (43,000)
                                                                       -------

   Limited Partners (60,000 units authorized;
     9,595 units outstanding)
       Capital contribution                                          3,879,000
       Partnership deficit                                          (4,465,000)
                                                                   -----------
                                                                      (586,000)
                                                                      --------

   TOTAL PARTNERS' DEFICIT                                            (629,000)
                                                                      --------

   TOTAL LIABILITIES & PARTNERS' DEFICIT                         $   7,467,000
                                                                 =============


See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                  September 30,               September 30,
                                              2000           1999         2000             1999
REVENUES
   Rents                                 $   504,000    $   488,000    $ 1,503,000    $ 1,377,000
   Other Income                               61,000         39,000        129,000         82,000
                                         -----------    -----------    -----------    -----------
                                             565,000        527,000      1,632,000      1,459,000
                                         -----------    -----------    -----------    -----------

OPERATING AND ADMINISTRATIVE EXPENSES
   Property operating expenses               207,000        150,000        487,000        396,000
   General and administrative expenses        50,000         44,000        140,000        119,000
   Professional fees                           2,000         14,000         34,000         69,000
   Management fees                            30,000         29,000         97,000         86,000
   Depreciation and amortization             112,000        113,000        338,000        338,000
                                         -----------    -----------    -----------    -----------
                                             401,000        350,000      1,096,000      1,008,000
                                         -----------    -----------    -----------    -----------

   NET OPERATING INCOME                      164,000        177,000        536,000        451,000
                                         -----------    -----------    -----------    -----------

NON-OPERATING INCOME (EXPENSES)
   Interest expense                         (176,000)      (178,000)      (531,000)      (535,000)
   Interest income                             6,000          3,000         14,000          8,000
                                         -----------    -----------    -----------    -----------
                                            (170,000)      (175,000)      (517,000)      (527,000)
                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS)                        $    (6,000)   $     2,000    $    19,000    $   (76,000)
                                         ===========    ===========    ===========    ===========

ALLOCATION OF INCOME (LOSS)
   General Partner                              --             --             --           (1,000)
   Limited Partners                      $    (6,000)   $     2,000    $    19,000        (75,000)
                                         -----------    -----------    -----------    -----------

Partnership income (loss) per
   limited partnership unit              $      (.62)   $       .21    $      1.96    $     (7.85)
                                         ===========    ===========    ===========    ===========

Weighted average LP units outstanding          9,655          9,685          9,675          9,685
                                         ===========    ===========    ===========    ===========

See notes to consolidated financial statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                           September 30,         September 30,
                                                               2000                   1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $    19,000           $   (76,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                          338,000               338,000
     Changes in assets and liabilities:
       Rent and other receivables                                 --                  2,000
       Prepaid expenses, deposits and other                     6,000                13,000
       Accounts payable and accrued expenses                   16,000                91,000
       Unearned revenue                                        (3,000)              (23,000)
       Tenant security deposits                                 3,000                 8,000
                                                             --------            ----------
     Net cash provided by operating activities                379,000               353,000
                                                             --------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and improvement to investment
     property                                                 (57,000)              (40,000)
   Restricted Reserve Funds                                    (3,000)              (48,000)
                                                           ----------            ----------
     Net cash used in investing activities                    (60,000)              (88,000)
                                                           ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                       (55,000)              (51,000)
                                                           ----------            ----------
     Net cash used in financing activities                    (55,000)              (51,000)
                                                           ----------            ----------
INCREASE IN CASH AND                                          264,000               214,000
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                  358,000               130,000
                                                           ----------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 622,000             $ 344,000
                                                           ==========            ==========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2--MORTGAGES PAYABLE

Non-recourse mortgage debt consists of the following:

                                                         September 30,
                                                             2000
Real Estate Mortgages:
Greenhills Bicycle Club Apartments                        $7,839,000


Interest expense totaled $531,000 and $535,000 during the first nine months of 2000 and 1999, respectively.

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

Amounts paid by the Partnership to Maxus Properties, Inc. are as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                         2000          1999
                                                         ----          ----

        Property Management Fee                      $  78,000        76,000
        Partnership Management Fee                      19,000        10,000

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred $19,000 of expense through September 30, 2000 for the partnership management fees. The Partnership incurred partnership management fee expense of $10,000 for the nine months ended September 30, 1999.

NOTE 4--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

NOTE 5 -- ADDITIONAL CASH FLOW INFORMATION

Additional Cash Payment Information                    Nine Months Ended
                                                          September 30,
                                                      2000              1999
                                                      ----              ----

     Interest Paid                                $  531,000          535,000

Noncash Financing Activities

     Repurchase of 90 Limited Partnership Units
       included in accounts payable               $   19,000            ---

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

Results of Operations

Total revenues for the nine months ended September 30, 2000 increased by $173,000 (11.9%) when compared to the same period in 1999. The increase is primarily due to an increase in rental income rates of $54,000, a decrease in vacancy loss of $51,000, a decrease in concessions of $21,000, and an increase in other income of $47,000. Of the $47,000 increase, $27,000 is due to insurance proceeds, for the repair of siding damaged in a storm, exceeding the expense of the repairs.

Property operating expenses for the first nine months of 2000 increased $91,000 (23.0%) compared to the same period in 1999. The increase is primarily due to an increase in repairs and maintenance of $36,000 and real estate taxes of $42,000.

General and administrative expenses increased by $21,000 (17.6%) compared to the first nine months of 1999. Of the total increase, $13,000 relates to an increase in office payroll and bonus. The remainder was due to increases in a number of expense categories, none of which was significant.

Professional service expenses for the nine months ended September 30, 2000 decreased $35,000 (50.7%) compared to the same period in 1999. The majority of the decrease in fees was due to a decrease in accounting and legal fees of $22,000 and $9,000, respectively. Accounting and legal fees were higher in 1999, due to the final transition in management of the Partnership, which occurred during 1998 and 1999.


Liquidity and Capital Resources

During the first nine months of 2000, $379,000 of cash was provided by operations, $60,000 was used for investing activities, which consisted primarily of purchases of and improvements to investment property. $55,000 was used for financing activities, which consisted of principal payments on long term debt.

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

Effective August 31, 2000, the Partnership purchased 90 units of the Partnership for $211 per unit, in accordance with the Partnership Agreement. This reduced the total number of units outstanding from 9,685 to 9,595.

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

Date: November 1, 2000