Form 10KSB
period 2000-12-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 2001-03-16
CIK 839638

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

For the year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period ____________________ to  ____________________.

Commission File Number                       0-18475

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                 (Name of Small Business Issuer in Its Charter)

            Missouri                                      48-6291172
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

104 Armour, North Kansas City, Missouri                     64116
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)   (816) 303-4500

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests ("Units")

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $2,155,000.

As of January 31, 2001, the aggregate market value of the Registrant's units of limited partnership interest ("Units") held by non-affiliates of the Registrant was $4,526,000. (The aggregate market value was computed on the basis of the initial selling price of $500 per unit of limited partnership interest, using the number of units not beneficially owned on January 31, 2001 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $500 per unit is not the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).


                                     PART I

Item 1. Description of Business

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

The Partnership acquired two apartment communities in 1989. The General Partners felt that these properties met the Partnership's investment criteria and objectives. Because of many factors, the Partnership did not raise the level of capital anticipated. Accordingly, the General Partners were unable to obtain the targeted leveraged ratio and a residential/commercial property mix.

Due to the Partnership's inability to restructure the debt on one of the Partnership's properties, the KC Club Apartments (after negotiations to obtain more favorable terms failed) was lost to foreclosure on January 7, 1998.

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

As of December 31, 2000, the Partnership has made cash distributions to Limited Partners of $364,000 for the period April 1, 1989 through December 31, 2000. No distributions have been made since July 1990. Future distributions will only be made from excess cash flow not needed for capital expenditures or working capital reserves.

As of December 31, 2000, the Partnership had no employees. Employees of Maxus provided property management services to the Partnership (as described in Note 4 to the accompanying Consolidated Financial Statements).

Competition

The real estate business is highly competitive, and the Partnership competes with numerous entities engaged in real estate activities, some of which may have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's direct competitors, located within five miles of the Partnership's only property ( the Greenhills Bicycle Club Apartments), are Quail Run Apartments, 690 units built in 1985; Falcon Point, 192 units built in 1988; The Ethans, 606 units built in 1988; Camden Passage, 598 units built in 1989-1998; The Lakes, 400 units built in 1987, Kelly Crossing, 624 units built in 1998 and Barclay Club, 400 units built in 2000-2001 (61 units are now available for rent). The Greenhills Bicycle Club Apartments is competitive in terms of square footage per unit and rents for unit types. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of the Partnership's property will also be competitive factors.


Item 2. Description of Properties

The following table sets forth the investment portfolio of the Partnership at December 31, 2000:
                                                                     Average
                                 Properties at                     Occupancy(*)
     Property       Description  Initial Cost     Date Acquired     Percentage
     --------       -----------  ------------     -------------     ----------
                                                                   2000   1999
Greenhills Bicycle
Club Apartments
Kansas City, MO      312 units    $11,251,613     Oct. 27, 1989     91%    90%

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

Description of Real Estate:

The Partnership's sole property, the Greenhills Bicycle Club Apartments, consists of 312 units of multi-family rental real estate. Tenant leases are generally subject to annual renewals. On July 8, 1996 the Partnership refinanced the matured first mortgage on Greenhills Bicycle Club Apartments. The terms of the mortgage are $8,100,000 at 9.0% interest with monthly principal and interest payments in the amount of $65,000 through the loan maturity date of August 1, 2001. The outstanding principal balance of the note at December 31, 2000 is $7,820,000. The balance to be due at maturity assuming no payment has been made on principal in advance of its due date is $7,766,000. The note can be prepaid with penalty.

At December 31, 2000 the Partnership had a commitment from Northland/Marquette Capital Group, Inc. to refinance the mortgage in an amount of $8,350,000 at a rate not to exceed 6.91%. The Partnership prepaid loan fees of $264,000 in connection with the anticipated refinancing. This loan closed on February 22, 2001. The terms of the loan are monthly interest payments of $48,000 through the loan maturity, with the principal to be due and payable on the maturity date of March 1, 2008. MJS has executed a limited guaranty in connection with the loan.

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

1996: 91%        1997: 91%        1998: 91%        1999: 90%        2000: 91%

The average effective annual rental per unit for each of the last five years was:

1996: $5,750     1997: $6,000     1998: $6,100     1999: $6,300     2000 $6,600

Depreciation:

Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred. Cost (including capital improvements subsequent to acquisition) of the Greenhills Bicycle Club Apartments at December 31, 2000 is $11,314,000.

Investment Polices:

The primary purpose of the Partnership is to invest in, hold, manage, operate, finance, refinance, lease and dispose of income producing real estate which is improved with an emphasis on the acquisition of existing apartment complexes and commercial properties. The Partnership may enter into ventures, partnerships, and other business arrangements with respect to real estate deemed prudent by the General Partners in order to achieve successful operations for the Partnership, subject, however to the restrictions in the Limited Partnership Agreement. Currently, the Partnership's sole property is an apartment complex, the Greenhills Bicycle Club Apartments.

Item 3. Legal Proceedings.

None.


Item 4. Submission of Matters to a Vote for Security Holders.

None


PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
Matters

(A) There is no established public trading market for the units of the Partnership.
(B)  There have been no distributions the last three years.
(C) As of December 31, 2000, the Partnership had admitted 463 Limited Partners who originally purchased 9,685 units. Effective August 31, 2000, the Partnership purchased 90 units of the Partnership for $211 per unit, in accordance with the Partnership Agreement. This reduced the total number of units outstanding from 9,685 to 9,595. The purchase increased the remaining Limited Partners' ownership interest in the Partnership.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2000 Comparisons

Revenues for the year ended December 31, 2000 increased $173,000 (8.7%) when compared to the same period in 1999. This increase is primarily due to an increase in rental rates of $68,000, a decrease in concessions of $39,000 and a decrease in vacancy loss of $20,000. Other income also increased by $47,000, of which $27,000 is due to insurance proceeds, for the repair of siding damaged in a storm, exceeding the expense of the repairs.

Total operating and administrative expenses for the year ended December 31, 2000 increased $19,000 (1.3%) compared to 1999. The increase is primarily due to increases in property operating expenses of $19,000, general and administrative expenses of $22,000 and management fees of $14,000, offset by a decrease in professional fees of $34,000. The $19,000 increase in property operating expense was due primarily to an increase in repairs and maintenance of $25,000, offset by a decrease in leasing costs of $5,000. The $22,000 increase in general and administrative expense was due primarily to increased office payroll and bonus expense. The decrease in professional fees was primarily due to the change of the managing general partner being completed in 1999 (as described in Item 1. Description of business). Under the new managing General Partner and new management company, professional fees have decreased.

Liquidity and Sources of Capital

Cash on hand as of December 31, 2000 is $218,000, a decrease of $140,000 from the year ended December 31, 1999. The decrease is due primarily to cash used to purchase temporary investments of $240,000, loan commitment deposit of $264,000 and regular payments of principal on long term debt of $75,000 offset by cashflow from operations of $489,000.

During 2000, cash was provided by operating activities in the amount of $489,000 compared to $311,000 for 1999. The increase is primarily due to an increase in net income(loss) from 1999 ($134,000) to 2000 $37,000. Investing activities used $271,000 primarily due to an increase in purchase of temporary investments of $240,000 and property and equipment purchases of $67,000 offset by a decrease in restricted deposits of $36,000. Financing activities used $358,000 primarily due to a loan commitment deposit of $264,000, principal payments (as described in the Consolidated Statement of Cash Flows) of $75,000 and $19,000 used to purchase 90 partnership units. (as described in Item 1. Description of Business)

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cont'd.

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

Item 7. Financial Statements

See Item 13(a).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The General Partner of the Partnership is Nichols Resources, Ltd., a Missouri corporation formed on August 22, 1988 for the purpose of acting as a general partner of public real estate programs and otherwise investing in and dealing with limited partnerships, property management and the real estate syndication business. Nichols Resources, Ltd. was a wholly-owned subsidiary of the J.C. Nichols Company until January, 1998. It is now a wholly-owned subsidiary of MJS Associates, Inc., a Missouri corporation with executive offices located at 104 Armour Road, North Kansas City, Missouri 64116. MJS Associates, Inc. acquired all of the outstanding stock of Nichols Resources, Ltd. in January 1998 from J.C. Nichols company. Nichols Resources, Ltd. issued 15,000 shares of common stock for $1,500,000 on August 22, 1988.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Cont'd.

Mr. Johnson, age 44, is a member of the Board of Trustees and Chairman of Maxus Realty Trust, Inc. (formerly known as Nooney Realty Trust, Inc.), a publicly-traded real estate investment trust ("MRTI"). Mr. Johnson also is Chairman, Chief Executive Officer, and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 300 people to manage 53 commercial properties, including more than 9,000 apartment units and 600,000 square feet of retail and office space. Mr. Johnson is also a member of the Board of Directors and Chairman of Maxus Capital Corp. ("MCC") the managing general partner of Maxus Real Property Investors - Four, L.P., a publicly traded limited partnership.

Mr. Pishny, age 38, is a member of the Board of Trustees and President of MRTI, and is President and Chief Operating Officer of Maxus. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties. Mr. Pishny is also a member of the Board of Directors and President of MCC.

Mr. Alvey, age 42, is a member of the Board of Trustees and Vice President of MRTI, Executive Vice President and Chief Financial Officer of Maxus. Mr. Alvey is also a member of the Board of Directors of MCC.

Ms. Robinson, age 34, is Secretary of MRTI, Vice President of Administration and Director of Investor Relations of Maxus.

Item 10. Executive Compensation

During 2000, the Partnership paid $106,000 in fees to related parties (Maxus) for property management services. The Partnership also paid $24,000 to Nichols Resources, Ltd, for professional services as described in Note 4 to the accompanying Consolidated Financial Statements.

See  Item  13(a)(i)(vii),   Notes  to  Financial  Statements,   Note  4  to  the
accompanying Consolidated Financial Statements for a discussion of transactions between the Registrant and certain affiliates of the General Partner.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 31, 2001. The percentage of ownership is based on 9,595 limited partner units outstanding as of February 1, 2001.

                                    Amount and Nature of
Name                                Beneficial Ownership          Percentage
----                                --------------------          ----------

Bond Purchase, L.L.C                       544                        5.7%
104 Armour Road
North Kansas City, Missouri 64116

Item 11.  Security  Ownership  of Certain  Beneficial  Owners and  Management  -
Cont'd.

     (b) Security Ownership of Management.

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of February 1, 2001, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.

                                        Amount and Nature of
Name                                   Beneficial Ownership (1)    Percentage(2)
----                                   ------------------------    -------------
Nichols Resources, Ltd. . . . . . .              -0-                     -
David L. Johnson (3). . . . . . . .              544                    5.7%
Daniel W. Pishny. . . . . . . . . .              -0-                     -
John W. Alvey . . . . . . . . . . .              -0-                     -
Christine A. Robinson . . . . . . .              -0-                     -
All general partners, directors
  and officers. . . . . . . . . . .              544                    5.7%
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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 9,595, the number of issued and outstanding units of the Registrant on February 1, 2001.

(3) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson is approximately an 86% owner.

     (c)  Change in Control.

On July 21, 1999, in connection with its consent solicitation statement filed with the Securities and Exchange Commission (the "SEC") on April 21, 1999 (the "Consent Solicitation Statement"), Nichols, a general partner of the Registrant, obtained the written consent of limited partners of the Registrant holding a majority of the issued and outstanding limited partnership units issued by the Registrant to (i) the assignment of James R. Hoyt's and SIR Partners III, L.P.'s general partner interests to Nichols and (ii) the appointment of Nichols as successor Managing General Partner of the Registrant. Pursuant to the consent solicitation, Nichols received the consent of limited partners of the Registrant holding 4,877 units of the 9,685 units of limited partnership issued by the Partnership and outstanding at the time. As a result, effective as of July 21, 1999, Nichols acquired Hoyt's and SIR Partners' general partnership interest and is the Registrant's sole General Partner.

Nichols is a Missouri corporation, the owner of which is MJS Associates, Inc., a Missouri corporation. Nichols has three directors: David L. Johnson, John W. Alvey and Daniel W. Pishny. Christine A. Robinson is Nichols' President, and Mr. Pishny and Mr. Alvey are Nichols' Vice President and Secretary/Treasurer, respectively. Nichols was formed on August 22, 1988 for the purpose of acting as

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management  --
Cont'd.

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

Item 12. Certain Relationships and Related Transactions.

See  Item  13(a)(1)(vii),   Notes  to  Financial  Statements,   Note  4  to  the
accompanying Consolidated Financial Statements.


              (the remainder of this page left blank intentionally)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1) The  following  Financial   Statements  of  Secured  Investment
                 Resources Fund, L.P. III, accompany this report:

          (i)    Independent Accountants' Report

          (ii)   Consolidated Balance Sheet - December 31, 2000

          (iii) Consolidated Statements of Income - Years Ended December 31, 2000 and 1999

          (iv) Consolidated Statements of Changes in Partners' Deficit Years Ended December 31, 2000 and 1999

          (v) Consolidated Statements of Cash Flows Years Ended December 31, 2000 and 1999

          (vi)   Notes to Consolidated Financial Statements

          (a)(2) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-KSB:

Exhibit
Number     Description

  (3)     (a) Amended and Restated Agreement of Limited Partnership. (ii)

          (b) Amended and Restated Certificate of Limited Partnership.

          (c) First Amendment to Amended and Restated Certificate of Limited Partnership.

          (d) Amendment of Certificate of Limited Partnership.

  (4)     (a) Form of Subscription Agreement. (ii)

          (b) Form of Certificate evidencing units. (i)

  (10)    (a) Management Agreement between the Partnership and Maxus Properties,
              Inc. dated January 1, 2001.

          (b) Escrow Agreement between the Partnership and The Mission Bank. (i)

          (c) Real Estate Contract of Sale for The Greenhills Bicycle Club (formerly Candlewyck Apartments). (iii)

          (d) Deed of Trust and Promissory Notes for Greenhills Bicycle Club (formerly Candlewyck Apartments). (iv)

          (e) Multifamily Note dated February 22, 2001 between the Partnership, as Borrower, and NorthMarq Capital, Inc., as Lender.

          (f) Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated February 22, 2001 among the Partnership, as grantor, Assured Quality Title Company, as trustee, and NorthMarq Capital, Inc., as beneficiary.

          (g) Management Fee Collection Agreement dated February 22, 2001 among NorthMarq Capital, Inc., the Partnership and Maxus Properties, Inc.

          (h) Limited Guaranty dated February 22, 2001 by MJS Associates, Inc., for the benefit of NorthMarq Capital, Inc.

  (16)    (a) Letter regarding change in certifying accountant. (iv)

  (25)    (a) Power of Attorney. (i)

(i) Previously filed on September 13, 1988 as an Exhibit to the Registration Statement on Form S-11 (file no. 3324235) such Exhibit and Registration Statement incorporated herein by reference.

(ii) Previously filed on December 7, 1988 as part of Amendment #1 to Registration Statement and incorporated herein by reference.

(iii) Previously filed as an exhibit to a current report on Form 8-K dated October 30, 1989 which exhibit and Form is incorporated herein by reference.

(iv) Previously filed as an exhibit to an annual report on Form 10-K dated December 31, 1998 which exhibit and Form is incorporated herein by reference.

(v)     Previously  filed  as  an  exhibit  to a  current  report  on  Form  8-K
        (Amendment No.1) dated December 1, 1998 which exhibit and Form is incorporated herein by reference.

(vi) Previously filed as an exhibit to an annual report or Form 10-K dated December 31, 1999 which exhibit and Form is incorporated here by reference.

(b)     Report on Form 8-K filed during the fourth quarter. None

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

                                     Secured Investment Resources
                                     Fund, L.P., III, a Missouri limited
                                     partnership (Registrant)

Date: March 14, 2001                 By: Nichols Resources, Ltd., its
                                         general partner

                                     By: /s/ Christine A. Robinson
                                             Christine A. Robinson
                                             President

Pursuant to the requirements of the Securities Exchanged Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



/s/ David L. Johnson            Director of Nichols             March 14, 2001
    David L. Johnson            Resources, Ltd., a
                                corporate general partner
                                of the Registrant

/s/ John W. Alvey               Director of Nichols             March 14, 2001
/s/ John W. Alvey               Resources, Ltd., a
                                corporate general partner
                                of the Registrant

/s/ Daniel W. Pishny            Director of Nichols             March 14, 2001
    Daniel W. Pishny            Resources, Ltd., a
                                corporate general partner
                                of the Registrant

                   Secured Investment Resources Fund, L.P. III
                                 (A Partnership)

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2000 and 1999





                                   [BKD Logo]
                                       BKD
                              Baird, Kurtz & Dobson

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                           DECEMBER 31, 2000 AND 1999


                                    CONTENTS

                                                                           Page

INDEPENDENT ACCOUNTANTS' REPORT.....................................        F-1

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheet..................................................        F-2
     Statements of Income...........................................        F-3
     Statements of Changes in Partners' Deficit.....................        F-4
     Statements of Cash Flows.......................................        F-5
     Notes to Financial Statements..................................        F-6

                         Independent Accountants' Report

The Partners
Secured Investment Resources Fund, L.P. III
Kansas City, Missouri


   We have audited the consolidated balance sheet of SECURED INVESTMENT RESOURCES FUND, L.P. III (A Partnership) as of December 31, 2000, and the related consolidated statements of income, changes in partners' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SECURED INVESTMENT RESOURCES FUND, L.P. III (A Partnership), as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



                                                   \s\  BAIRD, KURTZ & DOBSON

Kansas City, Missouri
January 17, 2001, except for Note 3
   as to which the date is
   February 22, 2001

                  SECURED INVESTMENT RESOURCES FUND, L.P. III
                                (A Partnership)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                     ASSETS
INVESTMENT PROPERTIES                                             $  6,567,000
                                                                    ----------
RESTRICTED DEPOSITS                                                     81,000
                                                                    ----------
CASH                                                                   218,000
                                                                    ----------
TEMPORARY INVESTMENTS                                                  240,000
                                                                    ----------
OTHER ASSETS
     Prepaid expenses and deposits                                     291,000
     Debt issuance costs, less accumulated
        Amortization of $285                                            36,000
                                                                    ----------
                                                                       327,000
                                                                    ----------
      TOTAL ASSETS                                                $  7,433,000
                                                                    ==========
                        LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES
     Mortgage payable                                           $    7,820,000
     Accounts payable and accrued expenses                              65,000
     Accrued management fees - General Partner                          24,000
     Accrued interest                                                   59,000
     Unearned revenue                                                    3,000
     Tenant security deposits                                           73,000
                                                                    ----------
                  Total Liabilities                                  8,044,000
                                                                    ----------
PARTNERS' DEFICIT
     General Partner (4 units authorized
         and outstanding)
              Capital contributions                                      2,000
              Partnership deficit                                      (45,000)
                                                                    ----------
                                                                       (43,000)
                                                                    ----------
     Limited Partners (60,000 units authorized;
         9,595 units outstanding)
              Capital contributions                                  3,896,000
              Partnership deficit                                   (4,464,000)
                                                                    ----------
                                                                      (568,000)
                                                                    ----------
                  Total Partners' Deficit                             (611,000)
                                                                    ----------
                  TOTAL LIABILITIES AND PARTNERS' DEFICIT       $    7,433,000
                                                                    ==========

See Notes to Consolidated Financial Statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000               1999
                                                 ----------         ---------
REVENUES
     Rents                                       $ 1,991,000      $ 1,865,000
     Other income                                    164,000          117,000
                                                 -----------      -----------
                                                   2,155,000        1,982,000
                                                 -----------      -----------

OPERATING AND ADMINISTRATIVE
     EXPENSES
         Property operating expenses                 630,000          611,000
         General and administrative expenses         180,000          158,000
         Professional fees                            44,000           78,000
         Management fees                             130,000          116,000
         Depreciation and amortization               449,000          451,000
                                                 -----------      -----------
                                                   1,433,000        1,414,000
                                                 -----------      -----------

OPERATING INCOME                                     722,000          568,000
                                                 -----------      -----------

OTHER INCOME (EXPENSE)
     Interest expense                               (708,000)        (713,000)
     Interest income                                  23,000           11,000
                                                 -----------      -----------
                                                    (685,000)        (702,000)
                                                 ------------     ------------

NET INCOME (LOSS)                                $    37,000      $  (134,000)
                                                 ===========      ============


ALLOCATION OF INCOME (LOSS)
     General Partner                             $         0      $    (1,000)
     Limited Partners                                 37,000         (133,000)
                                                 -----------      ------------

                                                 $    37,000      $  (134,000)
                                                 ===========      ============

PARTNERSHIP INCOME (LOSS) PER
     LIMITED PARTNERSHIP UNIT                    $      3.83      $    (13.73)
                                                 ===========      ============

See Notes to Consolidated Financial Statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                          General       Limited
                                         Partners       Partners        Total
                                       -----------    ------------    ---------

PARTNERS' DEFICIT, DECEMBER 31, 1998   $  (42,000)    $  (453,000)  $  (495,000)

     Partnership loss                      (1,000)       (133,000)     (134,000)
                                       -----------    ------------  ------------

PARTNERS' DEFICIT, DECEMBER 31, 1999      (43,000)       (586,000)     (629,000)

     Repurchase of partnership units                      (19,000)      (19,000)

     Partnership income                                    37,000        37,000
                                       -----------    ------------  ------------

PARTNERS' DEFICIT, DECEMBER 31, 2000   $  (43,000)    $  (568,000)  $  (611,000)
                                       ===========    ============  ============


See Notes to Consolidated Financial Statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                               2000                1999
                                                          ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                    $     37,000         $ (134,000)
     Items not requiring cash:
        Depreciation and amortization                          449,000            451,000
     Changes in:
        Rent and other receivables                              (1,000)             2,000
        Prepaid expenses and deposits                            1,000             (7,000)
        Accounts payable and accrued expenses                    4,000             19,000
        Unearned revenue                                        (1,000)           (21,000)
        Accrued interest                                                           (1,000)
        Tenant security deposits                                                    2,000
                                                          ------------         -----------
              Net cash provided by operating activities        489,000            311,000
                                                          ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in restricted deposits                          36,000             38,000
     Purchase of temporary investments                        (240,000)
     Purchase of property and equipment                        (67,000)           (53,000)
                                                          -------------        -----------
              Net cash used in investing activities           (271,000)           (15,000)
                                                          -------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                      (75,000)           (68,000)
     Loan commitment deposit                                  (264,000)
     Repurchase of Partnership units                           (19,000)
                                                          -------------        -----------
              Net cash used in financing activities           (358,000)           (68,000)
                                                          -------------        -----------

INCREASE (DECREASE) IN CASH                                   (140,000)           228,000

CASH, BEGINNING OF YEAR                                        358,000            130,000
                                                          ------------         -----------

CASH, END OF YEAR                                         $    218,000         $  358,000
                                                          ============         ===========

See Notes to Consolidated Financial Statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   Secured Investment Resources Fund, L.P. III (the "Partnership") is a Missouri limited partnership formed pursuant to the Missouri Revised Uniform Limited Partnership Act on April 20, 1988. The Partnership has an investment in one apartment complex in the Metropolitan Kansas City, Missouri area. It extends unsecured credit, subject to security deposits, to its tenants. Tenant leases are generally subject to annual renewals. The General Partner's and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. At such point in time cash distributions to the Limited Partners equal their original invested capital plus interest at a rate of the greater of 12% (14% for those investors who subscribed for units on or before 90 days after December 7, 1988) or the increase in the Consumer Price Index per annum, cumulative non-compounded on their adjusted invested capital, net income or loss will be allocated 15% to the General Partner and 85% to the Limited Partners. Upon dissolution of the Partnership, the General Partner must have a capital account greater than or equal to 1.01% of the original invested capital. If a deficiency exists, the General Partner will be required to fund the necessary amounts.

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

Partnership  Income (Loss) Per Limited Partnership Unit

   Partnership income (loss) per limited partnership unit is computed by dividing the income (loss) allocated to the Limited Partners by the weighted average number of limited partnership units sold. The per unit information has been computed based on 9,655 and 9,685 weighted average limited partnership units outstanding for the years ended December 31, 2000 and 1999, respectively.

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

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Temporary Investments

   Temporary investments consist primarily of investments in certificates of deposit with various financial institutions, with maturities ranging from six months to three years. Temporary investments are carried at cost, which approximates fair value.

Depreciation and Amortization

   Depreciation and amortization methods and lives are as follows:

                                       Estimated
                                      Useful Life              Method
                                      -----------              ------
Building and land improvements          30 years            Straight-line
Equipment                                5 years            Straight-line

   Debt issue costs are being amortized over the lives of the related mortgage note using a method that approximates the interest method. Amortization expense was $63,000 for each of the years ended December 31, 2000 and 1999.

Income Taxes

   Income taxes on the income of the Partnership are assumed by the individual partners. Therefore, no provision for income taxes is reflected in the accompanying consolidated financial statements.

Restricted Deposits

   Restricted deposits consist of cash accounts held for debt service payments and repair and replacement costs.

Disclosures about Fair Value of Financial Instruments

   For temporary investments, the carrying amount is a reasonable estimate of fair value as of December 31, 2000. For the mortgage payable, fair value is estimated based on the borrowing rates currently available to the Partnership for bank loans with similar terms and maturities. The carrying value of the mortgage payable approximates fair value as of December 31, 2000.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Future Changes in Accounting Principle

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This Statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The Statement is effective for Secured Investment Resources Fund, L.P. III's fiscal year ending December 31, 2001. Because Secured Investment Resources Fund, L.P. III does not hold derivative instruments, the adoption of this Statement is not expected to have a material impact on the consolidated financial statements.


NOTE 2:  INVESTMENT PROPERTIES

   Major classifications of investment properties at December 31, 2000, stated at cost, are as follows:

      Greenhills Bicycle Club Apartments                  $   11,314,000
        Office Equipment                                          12,000
                                                              ----------
                                                              11,326,000
      Less accumulated depreciation                            4,759,000
                                                              ----------

                                                          $    6,567,000
                                                              ==========

   Depreciation expense was $386,000 and $388,000 for the years ended December 31, 2000 and 1999, respectively.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 3:  MORTGAGE PAYABLE

                                                               2000
   Real Estate Mortgage:
     Greenhills Bicycle Club Apartments (A)               $  7,820,000
                                                          ============

   (A) Mortgage payable, bank, original balance of $8,100,000, payable in monthly installments of $65,000 including principal and interest. Due August 2001 with interest at 9%; collateralized by investment property.

   On February 22, 2001, the Partnership refinanced the mortgage payable. The terms of the new mortgage loan provide for borrowings of $8,350,000 with interest only at 6.91% for seven years. Included in deposits at December 31, 2000, are loan origination fees of $264,000 related to the new mortgage loan.


NOTE 4:  RELATED PARTY TRANSACTIONS

   On January 1, 1999, the Partnership entered into a property management agreement with Maxus Properties, Inc. ("Maxus"), an affiliate of the current general partner, Nichols Resources, Ltd. ("Nichols") The sole shareholder of Nichols is MJS Associates, Inc. ("MJS"), a Missouri corporation. David L. Johnson is the principal shareholder and an executive officer and director of MJS. David L. Johnson is also the majority shareholder and an executive officer and director of Maxus. Under this agreement, Maxus provides management and other services for the Partnership similar to those services described above. Maxus receives a management fee of 5% of the monthly gross receipts, as defined in the agreement. Management fees totaled $106,000 and $100,000 for the years ended December 31, 2000 and 1999, respectively.

   The General Partner is also entitled to receive a Partnership Management Fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. Partnership management fees amounted to $24,000 and $16,000 for the years ended December 31, 2000 and 1999, respectively.


NOTE 5:  CASH DISTRIBUTIONS

   No distributions have been made to the general or limited partners since July 1990. Future distributions, if any, will be made from excess cash flow not needed for capital improvement or working capital purposes.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                                 (A Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 6:  ADDITIONAL CASH FLOWS INFORMATION

Additional Cash Payment Information                      2000             1999
                                                         ----             ----
     Interest paid                                  $  708,000       $  714,000