Form 10QSB
period 2001-03-31
SECURED INVESTMENT RESOURCES FUND LP III
filed 2001-05-10
CIK 839638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarter period ended         March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ To ___________________

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   SECURED INVESTMENT RESOURCES FUND, L.P. III

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Balance Sheets                                                     3-4
         Statements of Operations                                             5
         Statements of Cash Flows                                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                     9

PART II - OTHER INFORMATION                                                  10

ITEM 1.  LEGAL PROCEEDINGS                                                   10
ITEM 2.  CHANGES IN SECURITIES                                               10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10
ITEM 5.  OTHER INFORMATION                                                   10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10


SIGNATURES                                                                   11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31, 2001     Dec. 31, 2000
                                                            (Unaudited)
ASSETS:

INVESTMENT PROPERTIES                                        $6,513,000        6,567,000

RESTRICTED DEPOSITS                                              82,000           81,000

CASH                                                            852,000          218,000

TEMPORARY INVESTMENT                                            343,000          240,000

OTHER ASSETS
   Rents and other receivables                                   10,000             --
   Prepaid expenses, deposits and other                          26,000          291,000
   Debt issuance costs, net of accumulated
      amortization of $0 in 2001 and $285,000 in 2000            98,000           36,000
                                                             ----------       ----------

           TOTAL ASSETS                                      $7,924,000        7,433,000
                                                             ==========       ==========

See notes to consolidated financial statements.

                  SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31, 2001       Dec. 31, 2000
                                                                (Unaudited)
LIABILITIES AND PARTNERS' DEFICIT

   Mortgage payable                                             $ 8,350,000          7,820,000
   Accounts payable and accrued expenses                             81,000             65,000
   Accrued management fees - General Partners                        17,000             24,000
   Accrued Interest                                                  48,000             59,000
   Unearned revenue                                                   2,000              3,000
   Tenant security deposits                                          72,000             73,000
                                                                -----------        -----------
     TOTAL LIABILITIES                                            8,570,000          8,044,000
                                                                -----------        -----------


PARTNERS' DEFICIT

   General Partners (4 units authorized and outstanding)
       Capital contributions                                          2,000              2,000
       Partnership deficit                                          (45,000)           (45,000)
                                                                -----------        -----------
                                                                    (43,000)           (43,000)
                                                                -----------        -----------

   Limited Partners (60,000 units authorized;
     9,595 units outstanding)
       Capital contribution                                       3,896,000          3,896,000
       Partnership deficit                                       (4,499,000)        (4,464,000)
                                                                -----------        -----------
                                                                   (603,000)          (568,000)
                                                                -----------        -----------

   TOTAL PARTNERS' DEFICIT                                         (646,000)          (611,000)
                                                                -----------        -----------

   TOTAL LIABILITIES & PARTNERS' DEFICIT                        $ 7,924,000          7,433,000
                                                                ===========        ===========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended
                                           March 31,     March 31,
                                              2001         2000

REVENUES
   Rents                                   494,000    $ 496,000
   Other Income                             28,000       25,000
                                         ---------    ---------
                                           522,000      521,000
                                         ---------    ---------

OPERATING AND ADMINISTRATIVE EXPENSES
   Property operating expenses             166,000      132,000
   General and administrative expenses      52,000       45,000
   Professional fees                        13,000       22,000
   Management fees                          44,000       32,000
   Depreciation and amortization           132,000      113,000
                                         ---------    ---------
                                           407,000      344,000
                                         ---------    ---------

   NET OPERATING INCOME                    115,000      177,000
                                         ---------    ---------

NON-OPERATING INCOME (EXPENSES)
   Interest expense                       (160,000)    (178,000)
   Interest income                          10,000        4,000
                                         ---------    ---------
                                          (150,000)    (174,000)
                                         ---------    ---------

NET INCOME (LOSS)                          (35,000)   $   3,000
                                         =========    =========

ALLOCATION OF INCOME (LOSS)
   General Partner                            --           --
   Limited Partners                      $ (35,000)   $   3,000
                                         ---------    ---------

Partnership income (loss) per
   limited partnership unit              $   (3.65)   $     .31
                                         =========    =========


Weighted average LP units outstanding        9,595        9,685
                                         =========    =========


See notes to consolidated financial statements

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                              March 31     March 31
                                                                2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $ (35,000)   $   3,000
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                         132,000      113,000
     Changes in assets and liabilities:
       Rent and other receivables                            (10,000)        --
       Prepaid expenses, deposits and other                     --         (9,000)
       Accounts payable and accrued expenses                   9,000       19,000
       Accrued interest                                      (11,000)       1,000
       Unearned revenue                                       (1,000)      (2,000)
       Tenant security deposits                               (1,000)       1,000
                                                           ---------    ---------
     Net cash provided by operating activities                83,000      126,000
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and improvement to investment
     property                                                (42,000)     (15,000)
   Purchase of temporary investment                         (103,000)        --
   Restricted Reserve Funds                                   (1,000)        --
                                                           ---------    ---------
     Net cash used in investing activities                  (146,000)     (15,000)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                         --        (18,000)
   Net Proceeds from mortgage note payable                   697,000         --
                                                           ---------    ---------
     Net cash provided by (used in) financing activities     697,000      (18,000)
                                                           ---------    ---------

INCREASE IN CASH AND                                         634,000       93,000
   CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                 218,000      358,000
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 852,000    $ 451,000
                                                           =========    =========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The consolidated balance sheet of the Partnership as of December 31, 2000 has been derived from the audited consolidated balance sheet of the partnership as of that date. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2--MORTGAGES PAYABLE

Non-recourse mortgage debt consists of the following:

                                               March 31,          December 31,
                                                 2001                2000
Real Estate Mortgages:
Greenhills Bicycle Club Apartments            $8,350,000           $7,820,000

Interest expense totaled $160,000 and $178,000 during the first three months of 2001 and 2000, respectively.

On February 22, 2001, the Partnership refinanced the mortgage payable. The term of the new mortgage loan provide for the borrowing of $8,350,000 with interest only at 6.91% for seven years. The monthly interest payment is $48,000.

The carrying value for the above mortgage payable approximates fair value.

NOTE 3--RELATED PARTY TRANSACTIONS

Maxus Properties, Inc. receives property management fees of 5% of the monthly gross receipts for providing property management services. Maxus Properties, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10-QSB and 10-KSB preparation and investor services.

Amounts paid by the Partnership to Maxus Properties, Inc. are as follows:

                                               Three Months Ended
                                                     March 31,
                                                2001            2000
                                             -----------     ----------

        Property Management Fee                27,000           26,000
        Partnership Management Fee             17,000            6,000

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred partnership management fee expense of $17,000 and $6,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

NOTE 4--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.

NOTE 5 -- ADDITIONAL CASH FLOW INFORMATION

Additional Cash Payment Information                      Three Months Ended
                                                             March 31,
                                                        2001              2000
                                                      -------            -------
     Interest Paid                                    171,000            177,000

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


Results of Operations

Total revenues for the first three months of 2001 increased slightly when compared to the same period in 2000. An increase in rental income of $16,000 was offset by an increase in vacancy loss of $14,000.

Property operating expenses for the first three months of 2001 increased $34,000 (25.76%) compared to the same period in 2000. The increase is primarily due to an increase in repairs and maintenance expense of $23,000 and real estate taxes of $12,000.

General and administrative expenses increased by $7,000 (15.56%) compared to the same period in 2000. The increase was due to increases in a number of expense categories, none of which was significant.

Professional service expense decreased $9,000 (40.91%) compared to the first three months of 2000. The majority of the decrease in fees was due to a decrease in accounting fee expense.

Management fee expense for the first three months increased by $12,000 (37.50%) compared to the same period in 2000. The increase was due to the increase in the partnership management fee of $12,000 as described in Note 3 of the accompanying financial statements - Related Party Transactions.

Depreciation and amortization expense increased by $19,000 primarily as a result of accelerated amortization of debt issuance cost in connection with the refinancing discussed in Note 2.

Liquidity and Capital Resources

During the first three months of 2001, $83,000 of cash was provided by operations, a decrease of $43,000 from the three months ended March 31, 2000. The decrease is due primarily to a decrease in net income (loss), from $3,000 for the period ending March 21, 2000 to ($35,000) for the same period in 2001. Investing activities used $146,000 primarily due to a purchase of a temporary investment of $103,000 and property and equipment purchases of $42,000. Financing activities provided $697,000 primarily due to the refinance of the mortgage note payable as described in Note 2 to the accompanying financial statements - Mortgages Payable.

Based upon the above, the General Partners feel that adequate working capital is available to maintain the solvency of this entity. In addition, the General Partners also anticipate that 2001 cash flow from operations will remain consistent with cash flow from operations achieved during the year ended December 31, 2000 because of strong occupancy and stabilized expenses.

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


                Date: May 10, 2001