Form 10QSB
period 2001-06-30
SECURED INVESTMENT RESOURCES FUND LP III
filed 2001-08-13
CIK 839638

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         June 30, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                                 ------------------       -------------------

Commission file number                        33-24235


                   SECURED INVESTMENT RESOURCES FUND, L.P. III
        (Exact name of small business issuer as specified in its charter)

        Missouri                                         48-6291172
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri               64116
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (816) 303-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No  | |

                   SECURED INVESTMENT RESOURCES FUND, L.P. III

                                      INDEX

                                                                          Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:
             Balance Sheets                                                3-4
             Statements of Operations                                        5
             Statements of Cash Flows                                        6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             9

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                              10
ITEM 2.      CHANGES IN SECURITIES                                          10
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                10
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10
ITEM 5.      OTHER INFORMATION                                              10
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               10


SIGNATURES                                                                  11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                           CONSOLIDATED BALANCE SHEETS


                                                June 30, 200      Dec. 31, 2000
                                                 (Unaudited)
ASSETS:

INVESTMENT PROPERTIES                          $  6,433,000           6,567,000

RESTRICTED DEPOSITS                                  82,000              81,000

CASH                                                998,000             218,000

TEMPORARY INVESTMENT                                346,000             240,000

OTHER ASSETS
   Rents and other receivables                          --                  --
   Prepaid expenses, deposits and other              34,000             291,000
   Debt issuance costs, net of accumulated
      amortization of $4,000                         94,000              36,000
                                                -----------         -----------

           TOTAL ASSETS                        $  7,987,000           7,433,000
                                                ===========         ===========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONT'D



                                                          June 30, 2001  Dec. 31, 2000
                                                           (Unaudited)
LIABILITIES AND PARTNERS' DEFICIT

   Mortgage payable                                        $ 8,350,000      7,820,000
   Accounts payable and accrued expenses                        93,000         65,000
   Accrued management fees - General Partners                   17,000         24,000
   Accrued Interest                                             48,000         59,000
   Unearned revenue                                              4,000          3,000
   Tenant security deposits                                     76,000         73,000
                                                           -----------    -----------
     TOTAL LIABILITIES                                       8,588,000      8,044,000
                                                           -----------    -----------


PARTNERS' DEFICIT

   General Partners (4 units authorized and outstanding)
       Capital contributions                                     2,000          2,000
       Partnership deficit                                     (45,000)       (45,000)
                                                           -----------    -----------
                                                               (43,000)       (43,000)
                                                           -----------    -----------

   Limited Partners (60,000 units authorized;
     9,595 units outstanding)
       Capital contribution                                  3,896,000      3,896,000
       Partnership deficit                                  (4,454,000)    (4,464,000)
                                                           -----------    -----------
                                                              (558,000)      (568,000)
                                                           -----------    -----------

   TOTAL PARTNERS' DEFICIT                                    (601,000)      (611,000)
                                                           -----------    -----------

   TOTAL LIABILITIES & PARTNERS' DEFICIT                   $ 7,987,000      7,433,000
                                                           ===========    ===========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended           Six Months Ended
                                             June 30,      June 30,      June 30,       June 30,
                                              2001           2000          2001           2000
REVENUES
   Rents                                 $   486,000    $   503,000    $   980,000    $   999,000
   Other Income                               37,000         43,000         65,000         68,000
                                         -----------    -----------    -----------    -----------
                                             523,000        546,000      1,045,000      1,067,000
                                         -----------    -----------    -----------    -----------

OPERATING AND ADMINISTRATIVE EXPENSES
   Property operating expenses               165,000        148,000        331,000        280,000
   General and administrative expenses        46,000         45,000         98,000         90,000
   Professional fees                           8,000         10,000         21,000         32,000
   Management fees                            27,000         35,000         71,000         67,000
   Depreciation and amortization              99,000        113,000        231,000        226,000
                                         -----------    -----------    -----------    -----------
                                             345,000        351,000        752,000        695,000
                                         -----------    -----------    -----------    -----------

   NET OPERATING INCOME                      178,000        195,000        293,000        372,000
                                         -----------    -----------    -----------    -----------

NON-OPERATING INCOME (EXPENSES)
   Interest expense                         (144,000)      (177,000)      (304,000)      (355,000)
   Interest income                            11,000          4,000         21,000          8,000
                                         -----------    -----------    -----------    -----------
                                            (133,000)      (173,000)      (283,000)      (347,000)
                                         -----------    -----------    -----------    -----------

NET INCOME                               $    45,000    $    22,000    $    10,000    $    25,000
                                         ===========    ===========    ===========    ===========

ALLOCATION OF INCOME
   General Partner                              --             --             --             --
   Limited Partners                      $    45,000    $    22,000    $    10,000         25,000
                                         -----------    -----------    -----------    -----------

Partnership income per
   limited partnership unit              $      4.69    $      2.27    $      1.04    $      2.58
                                         ===========    ===========    ===========    ===========


Weight average LP units outstanding            9,595          9,685          9,595          9,685
                                         ===========    ===========    ===========    ===========


See notes to consolidated financial statements

                                       5

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
                                                             June 30,     June 30,
                                                               2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  10,000    $  25,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                         231,000      226,000
     Changes in assets and liabilities:
       Rent and other receivables                               --           --
       Prepaid expenses, deposits and other                   (8,000)     (17,000)
       Accounts payable and accrued expenses                  21,000       20,000
       Accrued interest                                      (11,000)       1,000
       Unearned revenue                                        1,000        1,000
       Tenant security deposits                                3,000        7,000
                                                           ---------    ---------
     Net cash provided by operating activities               247,000      263,000
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and improvement to investment
     property                                                (57,000)     (32,000)
   Purchase of temporary investment                         (106,000)        --
   Restricted Reserve Funds                                   (1,000)      (2,000)
                                                           ---------    ---------
     Net cash used in investing activities                  (164,000)     (34,000)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                         --        (37,000)
   Net proceeds from mortgage note payable                   697,000         --
                                                           ---------    ---------

     Net cash provided by (used in) financing activities     697,000      (37,000)
                                                           ---------    ---------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                          780,000      192,000

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                 218,000      358,000
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 998,000    $ 550,000
                                                           =========    =========

See notes to consolidated financial statements.

                   SECURED INVESTMENT RESOURCES FUND, L.P. III
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The consolidated balance sheet of the Partnership as of December 31, 2000 has been derived from the audited consolidated balance sheet of the partnership as of that date. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2--MORTGAGES PAYABLE

Non-recourse mortgage debt consists of the following:

                                                 June 30,         December 31,
                                                   2001              2000
Real Estate Mortgages:
Greenhills Bicycle Club Apartments              $8,350,000        $7,820,000

Interest expense totaled $304,000 and $355,000 during the first six months of 2001 and 2000, respectively.

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

Amounts paid by the Partnership to Maxus Properties, Inc. are as follows:

                                                  Six Months Ended
                                                      June 30,
                                                  2001         2000

        Property Management Fee             $   54,000        54,000
        Partnership Management Fee              17,000        13,000

The General Partners are entitled to receive a Partnership management fee equal to 5% of total operating cash flows (as defined) for managing the normal operations of the Partnership. The Partnership incurred partnership management fee expense of $17,000 and $13,000, for the six months ended June 30, 2001 and June 30, 2000, respectively.


NOTE 4--CASH DISTRIBUTIONS

No distributions have been made since July 1990. Future distributions, if any, will be made from excess cash flow not needed for working capital purposes.


NOTE 5 -- ADDITIONAL CASH FLOW INFORMATION

Additional Cash Payment Information                     Six Months Ended
                                                             June 30,
                                                     2001              2000

     Interest Paid                              $  315,000            354,000

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

Results of Operations

Total revenues for the six months ended June 30, 2001 decreased by $22,000 (2.1%) when compared to the same period in 2000. The decrease is primarily due to an increase in vacancy loss of $43,000 and concessions of $8,000, offset by an increase in rental rates of $33,000.

Property operating expenses for the first six months of 2001 increased $51,000 (18.2%) compared to the same period in 2000. The increase is primarily due to an increase in repairs and maintenance of $30,000, real estate taxes of $11,000, and utilities of $10,000.

General and administrative expenses increased by $8,000 (8.9%) compared to the first six months of 2000. The increase was due to increases in a number of expense categories, none of which was significant.

Professional service expenses for the first six months ended June 30, 2001 decreased $11,000 (34.4%) compared to the same period in 2000. The majority of the decrease in fees was due to a decrease in accounting fee expense.


Liquidity and Capital Resources

During the first six months of 2001, $247,000 of cash was provided by operations, a decrease of $16,000 compared to the same period in 2000. Investing activities during the first six months of 2001 used $164,000, primarily due to a purchase of a temporary investment of $106,000 and property and equipment purchases of $57,000. Financing activities for the same period provided $697,000 due to the refinance of the mortgage note payable as described in Note 2 to the accompanying financial statements - Mortgages Payable.

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

                        None

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                        None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                        None.

          Item 5.   OTHER INFORMATION

                    Pursuant to Rule 12h-3 under the Securities Exchange Act of 1934, as amended (the "Act"), the Partnership is no longer required to file periodic reports (such as Form 10-KSB, Form 10QSB or Form 8-K) upon filing a Form 15 certification with the Securities and Exchange Commission (the "SEC") because the Partnership's limited partnership units are held by less than 500 persons and the Partnership's total assets have not exceeded $10,000,000 on the last day of each of the Partnership's three most recent fiscal years.

                    As a result, the General Partners have determined it is in the best interest of the Partnership to file the Form 15 certification with the SEC shortly after filing this Form 10QSB because it will reduce legal and accounting expenses. As a result, the Partnership will no longer be filing periodic reports with the SEC. If the certification on Form 15 is subsequently withdrawn (which we have no intention to do) or is denied by the SEC, the Partnership will, within 60 days thereafter, file with the SEC all reports which would have been required if such certification had not been filed.

                    The Partnership will, however, continue to send limited partners annual reports and other reports required by the Partnership's Amended and Restated Agreement of Limited Partnership.

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


            SECURED INVESTMENT RESOURCES FUND, L.P. III
            A Missouri Limited Partnership
            (Registrant)


            By: Nichols Resources, Ltd.
                as General Partner

                    _________________________
                    Christine A. Robinson
                    President (Principal Financial and Chief Accounting Officer)



            Date: August__, 2001